Form 10QSB
period 2004-09-30
Zeno Inc.
filed 2004-11-16
CIK 1297203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    September 30, 2004
                                     ----------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    001-32289
                            -----------------

                                   ZENO, INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


          Nevada                                     Applied for
---------------------------------           -----------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


220 Decourcy Drive,
Gabriola Island, British Columbia                       V0R 1X1
----------------------------------------      -----------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code: 604-837-2739
                                                -------------

                                      None
     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,971,000 shares of $0.001 par value common stock outstanding as of November 15, 2004.

                                   ZENO, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      September 30, 2004 and March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                     ASSETS
                                     ------
                                                                                     September 30,         March 31,
                                                                                          2004                2004
                                                                                          ----                ----
Current
   Cash                                                                            $         19,417    $         23,812
   Advance receivable - Note 3                                                                1,549                   -
                                                                                     --------------         -----------
                                                                                   $         20,966    $         23,812
                                                                                     ==============         ===========

                                   LIABILITIES
                                   -----------
Current
   Accounts payable and accrued liabilities                                        $          9,228    $          5,816
                                                                                      -------------         -----------

                              STOCKHOLDERS' EQUITY
                              --------------------

Capital stock
  Authorized:
   75,000,000 common shares, par value $0.001 per share
  Issued and outstanding:
   5,971,000 common shares (March 31, 2004:  5,971,000)                                       5,971               5,971
Additional paid in capital                                                                   21,879              21,879
Deficit accumulated during the pre-exploration stage                                   (     16,112)       (      9,854)
                                                                                       ------------         -----------
                                                                                             11,738              17,996
                                                                                       ------------         -----------
                                                                                   $         20,966    $         23,812
                                                                                       ============         ===========




                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and six months ended September 30, 2004 and 2003 and the period January 28, 2003 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                                                       January 28,
                                                                                                       2003 (Date of
                                          Three Months Ended               Six Months Ended         Incorporation) to
                                             September 30,                    September 30,            September 30,
                                        2004               2003           2004            2003             2004
                                        ----               ----           ----            ----             ----
Expenses
   Accounting and audit           $         2,419    $          -  $        3,893   $          -   $         7,993
   fees
   Bank charges                                99              22             144             36               224
   Filing                                     722               -             722              -               722
   Legal fees                               1,500               -           1,500              -             2,500
   Office and                                   -              55               -             55               476
   miscellaneous
   Resource property                            -               -               -              -             4,197
   costs
                                       -----------     -----------     ----------     -----------       -----------
Net loss for the period           $   (     4,740)   $         77  $   (    6,259)  $          91   $  (    16,112)
                                       ===========     ===========     ==========     ===========       ===========
Basic and diluted loss per share
                                  $          0.00    $       0.00  $         0.00   $        0.00
                                       ===========     ===========     ==========     ===========
Weighted average number of shares
outstanding                             5,971,000        4,127,717      5,971,000       2,118,852
                                       ===========     ===========     ===========    ===========


                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
         for the three and six months ended September 30, 2004 and 2003, and the period January 28, 2003 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                           January 28,
                                                                                                          2003 (Date of
                                                                        Six Months Ended                 Incorporation) to
                                                                          September 30,                   September 30,
                                                                   2004                  2003                  2004
                                                                   ----                  ----                  ----
Cash Flows used in Operating Activities
   Net loss for the period                                  $  (        6,258)    $      (       91)    $  (       16,112)
   Adjustments to reconcile net loss to net cash
    used by operating activities
      Accounts payable and accrued liabilities                           3,412                    -                 9,228
                                                                -------------           -----------         -------------
Net cash used in operating activities                          (         2,846)           (      91)       (        6,884)
                                                                -------------           ------------        -------------
Cash Flows used in Investing Activity
      Advances Receivable                                       (        1,549)                   -         (       1,549)
                                                                -------------          ------------         ------------
Net Cash used in investment activity                            (        1,549)                   -         (       1,549)
                                                                -------------          ------------         ------------
Cash Flows from Financial Activity
   Issuance of common shares                                                -                 5,750                27,850
                                                                -------------           ------------         ------------
Net cash from financing activity                                            -                 5,750                27,850
                                                                -------------           ------------         ------------
Increase (decrease) in cash during the period                  (        4,395)                5,659                19,417

Cash, beginning of the period                                          23,812                     -                     -
                                                                -------------           ------------         ------------
Cash, end of the period                                     $          19,417     $           5,659     $          19,417
                                                                =============           ============         ============
Supplemental disclosure of cash flow information Cash paid for:
     Interest                                               $               -     $               -     $               -
                                                                =============           ============         =============
     Income taxes                                           $               -     $               -     $               -
                                                                =============           ============         =============



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
 for the period January 28, 2003 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                               Deficit
                                                                                             Accumulated
                                                                              Additional      During the
                                                 Common Shares                  Paid-in           Pre
                                    ------------------------------------                      Exploration
                                             Number          Par Value           Capital          Stage           Total
                                             ------          ---------           -------         -------         ------
Net loss for the period                             -  $             -   $             -  $  (      1,520) $  (      1,520)
                                          -----------      -----------        ----------      ------------      -----------
Balance, March 31, 2003                             -                -                 -     (      1,520)    (      1,520)

Capital stock issued for cash
 - at $0.001                                5,750,000            5,750                 -                -            5,750
 - at $0.10                                   221,000              221            21,879                -           22,100
Net loss for the year                               -                -                 -     (       8,334)   (      8,334)
                                           ----------       ----------         ---------      ------------      -----------
Balance, March 31, 2004                     5,971,000            5,971   $        21,879     (       9,854)         17,996

Net loss for the period                             -                -                 -     (       6,258)   (      6,258)
                                           ----------       ----------         ---------      ------------      -----------
Balance, September 30, 2004                 5,971,000  $         5,971   $        21,879  $  (      16,112) $        11,738
                                           ==========       ==========         ==========     ============      ===========



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Financial Statements
              ----------------------------

              While the information presented in the accompanying six months to September 30, 2004 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's March 31, 2004 financial statements.

              Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending March 31, 2005.

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence. As at September 30, 2004, the Company has accumulated losses of $16,112 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due.

              The Company was incorporated in the State of Nevada on January 28, 2003.

              The Company has filed a Form SB-2 Registration Statement prospectus with the United States Securities and Exchange Commission to qualify for the sale by existing shareholders of 1,971,000 common shares at an offering price of $0.10 per share. The Company will not receive any proceeds from this offering as these shares have already been issued.

Note 3        Advance Receivable
              ------------------

              Advance receivable is due from a private company controlled by the spouse of a director of the Company. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was conducted by Mr. Frank McGill, a director of the Company, who also acts as the Company's President and the Chief Executive Officer and Mrs. Linda Smith, a director who also acts as the Company's Chief Financial Officer and Treasurer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Plan of Operation

Our plan of operations for the twelve months following the date of this quarterly report is to complete the recommended phase one and phase two exploration programs on the Rawluk Lake property at an estimated cost of $11,760.

The Phase I exploration program will consist of prospecting and linecutting. We intend to commence this phase in the spring of 2005. The phase will take approximately one month to complete.

Phase II will consist of geochemical and geophysical surveys. We intend to commence this phase in the summer of 2005. The phase will take proximately one month to complete.

We also anticipate spending approximately $23,000 in connection with administrative expenses relating to our affairs. Accordingly, we anticipate spending $34,760 in order to accomplish our business objectives over the next 12 months.

We currently have enough funds on hand to complete the first two phases of exploration on the Rawluk Lake property. To complete phase three and to cover administrative costs will require additional funding. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we may not be able to raise sufficient funding from the sale of our common stock to fund the third phase of the exploration program. We do not have any arrangements in place for any future equity financing. Our management is prepared to provide us with short-term loans, although no such arrangement has been made.

If we do not secure additional funding for exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the Rawluk Lake property. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms. We may also pursue acquiring interests in alternate mineral properties in the future.

Results Of Operations for Six-Month Period Ended September 30, 2004

We incurred total operating expenses in the amount of $6,258 for the six-month period ended September 30, 2004, as compared to $91 for the comparative period in 2003. During the six months ended September 30, 2004, we incurred $3,893 in accounting and audit fees (2003: $Nil), $143 in bank charges (2003: $36), $722 in filing fees (2003: $Nil) and $1,500 in legal fees (2003: $Nil). At quarter end, we had cash on hand of $19,417. Our liabilities at the same date totalled $9,228 and consisted of accounts payable of $4,772 and accrued liabilities of $4,456.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

During the six-month period ended September 30, 2004, the Company did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Zeno, Inc.

                                             /s/ Frank McGill
                                             ---------------------------
                                             Frank McGill
                                             President, Chief Executive
                                             Officer, Secretary and Director
                                             Dated: November 15, 2004


                                             Zeno, Inc.

                                             /s/ Linda Smith
                                             ---------------------------
                                             Linda Smith
                                             Chief Financial Officer,
                                             Treasurer, principal accounting
                                             officer and Director
                                             Dated: November 15, 2004