Form 10QSB
period 2004-06-30
Zeno Inc.
filed 2004-12-08
CIK 1297203

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    June 30, 2004
                                     ----------------------

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


Issuer's telephone number, including area code: 604-837-2739
                                                ---------------------------

                                     None
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,971,000 shares of $0.001 par value common stock outstanding as of December 7, 2004.

                                   ZENO, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                        June 30, 2004 and March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                         ASSETS
                                                        -------                  June 30,           March 31,
                                                                                   2004                2004
                                                                                   ----                ----
Current
   Cash                                                                     $         21,565    $         23,812
   Advance receivable - Note 3                                                         1,549                   -
                                                                             ---------------     ---------------
                                                                            $         23,114    $         23,812
                                                                             ===============     ===============

                                                       LIABILITIES
Current                                                -----------
   Accounts payable and accrued liabilities                                 $          6,636    $          5,816
                                                                             ---------------     ---------------

                                                  STOCKHOLDERS' EQUITY
                                                  --------------------
Capital stock
  Authorized:
   75,000,000 common shares, par value $0.001 per share
  Issued and outstanding:
   5,971,000 common shares (March 31, 2004:  5,971,000)                                5,971               5,971
Additional paid in capital                                                            21,879              21,879
Deficit accumulated during the pre-exploration stage                          (       11,372)     (        9,854)
                                                                             ---------------     ---------------
                                                                                      16,478              17,996
                                                                             ---------------     ---------------
                                                                            $         23,114    $         23,812
                                                                             ===============     ===============


                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                       for the three months ended June 30,
                  2004 and 2003 and the period January 28, 2003
                    (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                      January 28,
                                                                                                      2003 (Date of
                                                                  Three Months Ended               Incorporation) to
                                                                       June 30,                         June 30,
                                                              2004                  2003                  2004
                                                              ----                  ----                  ----
Expenses
   Accounting and audit fees                           $           1,474     $              -      $          5,574
   Bank charges                                                       44                    -                    125
   Legal fees                                                          -                    -                  1,000
   Office and miscellaneous                                            -                    -                    476
   Resource property costs                                             -                    -                  4,197
                                                        ----------------      ---------------       ----------------
Net loss for the period                                $(          1,518)    $              -      $(         11,372)
                                                        ================      ===============       ================
Basic and diluted loss per share                       $            0.00     $           0.00
                                                        ================      ===============
Weighted average number of shares outstanding                  5,971,000                    -
                                                        ================      ===============

                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                       for the three months ended June 30,
                 2004 and 2003, and the period January 28, 2003
                    (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                     January 28,
                                                                                                    2003 (Date of
                                                                 Three Months Ended               Incorporation) to
                                                                      June 30,                         June 30,
                                                             2004                  2003                  2004
                                                             ----                  ----                  ----
Cash Flows used in Operating Activities
   Net loss for the period                            $  (        1,518)    $               -     $  (       11,372)
   Adjustments to reconcile net loss to net cash
    used by operating activities
     Advance receivable                                  (        1,549)                    -        (        1,549)
     Accounts payable and accrued liabilities                       820                     -                 6,636
                                                       ----------------      ----------------      ----------------
Net cash used in operating activities                    (        2,247)                    -        (        6,285)
                                                       ----------------      ----------------      ----------------
Cash Flows from Financing Activity
   Issuance of common shares                                          -                     -                27,850
                                                       ----------------      ----------------      ----------------
Net cash from financing activity                                      -                     -                27,850
                                                       ----------------      ----------------      ----------------
Increase (decrease) in cash during the period            (        2,247)                    -                21,565

Cash, beginning of the period                                    23,812                     -                     -
                                                       ----------------      ----------------      ----------------
Cash, end of the period                               $          21,565     $               -     $          21,565
                                                       ================      ================      ================
Supplemental disclosure of cash flow information
Cash paid for:
     Interest                                        $                -    $                -    $                -
                                                      =================      ================     =================
     Income taxes                                    $                -    $                -    $                -
                                                      =================      ================     =================


                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                 EQUITY (DEFICIENCY) for the period January 28,
                  2003 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                         Deficit
                                                                                       Accumulated
                                                                       Additional       During the
                                           Common Shares                Paid-in        Exploration
                                 -----------------------------------
                                      Number          Par Value         Capital           Stage            Total
                                      ------          ---------         -------           -----            -----
Net loss for the period                        -  $             -   $             -  $  (      1,520) $  (      1,520)
                                     -----------   --------------    --------------   --------------   ---------------
Balance, March 31, 2003                        -                -                 -     (      1,520)    (      1,520)

Capital stock issued for cash
 - at $0.001                           5,750,000            5,750                 -                -            5,750
 - at $0.10                              221,000              221            21,879                -           22,100
Net loss for the year                          -                -                 -     (      8,334)    (      8,334)
                                     -----------   --------------    --------------   --------------   --------------
Balance, March 31, 2004                5,971,000            5,971   $        21,879     (      9,854)          17,996

Net loss for the period                        -                -                 -     (      1,518)    (      1,518)
                                     -----------   --------------    --------------   ---------------  --------------
Balance, June 30, 2004                 5,971,000  $         5,971   $        21,879  $  (     11,372) $        16,478
                                     ===========   ==============    ==============   ===============  ==============

                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Financial Statements
              ----------------------------
              While the information presented in the accompanying three months to June 30, 2004 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's March 31, 2004 financial statements.

              Operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending March 31, 2005.

Note 2        Continuance of Operations
              -------------------------
              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2004, the Company has accumulated losses of $11,372 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due.

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

Results Of Operations for Three-Month Period Ended June 30, 2004

We incurred total operating expenses in the amount of $1,518 for the three month period ended June 30, 2004, as compared to NIL for the comparative period in 2003. During the three months ended June 30, 2004, we incurred $1,474 in accounting and audit fees (2003: Nil) and $44 in bank charges (2003: NIL). At quarter end, we had cash on hand of $21,565. Our liabilities at the same date totalled $6,636 and consisted entirely of accounts payable and accrued liabilities.

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

During the three-month period ended June 30, 2004, the Company did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Zeno, Inc.

                                             /s/ Frank McGill
                                             ---------------------------
                                             Frank McGill
                                             President, Chief Executive
                                             Officer, Secretary and
                                             Director
                                             Dated: December 7, 2004


                                             Zeno, Inc.

                                             /s/ Linda Smith
                                             ---------------------------
                                             Linda Smith
                                             Chief Financial Officer,
                                             Treasurer, principal
                                             accounting
                                             officer and Director
                                             Dated: December 7, 2004