Form 10QSB
period 2004-12-31
Zeno Inc.
filed 2005-02-14
CIK 1297203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    December 31, 2004
                                     ----------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,971,000 shares of $0.001 par value common stock outstanding as of February 11, 2005.

                                   ZENO, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                December 31, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      December 31, 2004 and March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                         December 31,         March 31,
                                                                                             2004                2004
                                                                                             ----                ----
                                                           ASSETS
                                                           ------
Current
    Cash                                                                              $          14,244   $           23,812

Advance receivable - Note 3                                                                       1,549                    -
                                                                                      -----------------   ------------------

                                                                                      $          15,793   $           23,812
                                                                                      =================   ==================

                                                        LIABILITIES
                                                        -----------

Current
    Accounts payable and accrued liabilities                                          $           5,641   $            5,816
    Due to related party - Note 4                                                                   900                    -
                                                                                      -----------------   ------------------

                                                                                                  6,541                5,816
                                                                                      -----------------   ------------------

                                                    STOCKHOLDERS' EQUITY
                                                    --------------------

Capital stock
    Authorized:
    75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
   5,971,000 common shares (March 31, 2004:  5,971,000)                                           5,971                5,971
Additional paid in capital                                                                       21,879               21,879
Deficit accumulated during the pre-exploration stage                                            (18,598)              (9,854)
                                                                                      -----------------   ------------------

                                                                                                  9,252               17,996
                                                                                      -----------------   ------------------

                                                                                      $          15,793   $           23,812
                                                                                      =================   ==================


                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and nine months ended December 31, 2004 and 2003 and the period January 28, 2003 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                               January 28,
                                                                                                              2003 (Date of
                                                                                                              Incorporation)
                                                  Three Months Ended                Nine Months Ended                to
                                                     December 31,                     December 31,              December 31,
                                                2004              2003             2004            2003             2004
                                                ----              ----             ----            ----             ----
Expenses
    Accounting and audit fees             $         1,700   $            -   $         5,592  $           -  $            9,693
    Bank charges                                       26               25               170             61                 250
    Filing                                            476                -             1,198              -               1,198
    Legal fees                                          -                -             1,500              -               2,500
    Office and miscellaneous                          284                -               284             55                 760
    Mineral property costs                              -            3,902                 -          3,902               4,197
                                          ---------------   --------------   ---------------  -------------  ------------------

Net loss for the period                   $        (2,486)  $       (3,927)  $        (8,744) $      (4,018) $          (18,598)
                                          ===============   ==============   ===============  =============  ==================

Basic and diluted loss per share          $          0.00   $         0.00   $          0.00  $       0.00
                                          ===============   ==============   ===============  ============

Weighted average number of
shares outstanding
                                                5,971,000        5,753,424         5,971,000      3,334,782
                                          ===============   ==============   ===============  =============



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the nine months ended December 31, 2004 and 2003,
  and the period January 28, 2003 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                               January 28,
                                                                                                              2003 (Date of
                                                                          Nine Months Ended                   Incorporation)
                                                                             December 31,                    to December 31,
                                                                      2004                  2003                   2004
                                                                      ----                  ----                   ----
Cash Flows used in Operating Activities
    Net loss for the period                                   $             (8,744) $             (4,018)$           (18,598)
    Adjustments to reconcile net loss to
   net cash used by operating activities
      Accounts payable and accrued
     liabilities                                                              (175)                    -               5,641
                                                              --------------------  -------------------- -------------------

Net cash used in operating activities                                       (8,919)               (4,018)            (12,957)
                                                              --------------------  -------------------- -------------------

Cash Flows used in Investing Activity
    Advances receivable                                                     (1,549)                    -              (1,549)
                                                              --------------------  -------------------- -------------------

Net cash used in investing activity                                         (1,549)                    -              (1,549)
                                                              --------------------  -------------------- -------------------


Cash Flows from Financing Activities
    Issuance of common shares                                                    -                 7,850              27,850
    Due to related party                                                       900                     -                 900
                                                              --------------------  -------------------- -------------------

Net cash from financing activities                                             900                 7,850              28,750
                                                              --------------------  -------------------- -------------------

Increase (decrease) in cash during the period                               (9,568)                3,832              14,244

Cash, beginning of the period                                               23,812                     -                   -
                                                              --------------------  -------------------- -------------------

Cash, end of the period                                       $             14,244  $              3,832 $            14,244
                                                              ====================  ==================== ===================

Supplemental disclosure of cash flow
information Cash paid for:
      Interest                                                $                -    $                -   $                -
                                                              ====================  ===================== ==================

      Income taxes                                            $                -    $                -   $                -
                                                              ====================  ===================== ==================



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
  for the period January 28, 2003 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                               Deficit
                                                                                               Accumulated
                                                    Common Shares              Additional      During the
                                          ----------------------------------    Paid-in       Pre-exploration
                                                Number         Par Value         Capital            Stage             Total
                                                ------         ---------         -------            -----             -----
Net loss for the period                                  -  $             -  $             -  $          (1,520) $       (1,520)
                                           ---------------  ---------------  ---------------  -----------------  --------------

Balance, March 31, 2003                                  -                -                -             (1,520)         (1,520)

  Capital stock issued for cash
                        - at $0.001              5,750,000            5,750                -                  -           5,750
                        - at $0.10                 221,000              221           21,879                  -          22,100
Net loss for the year                                    -                -                -             (8,334)         (8,334)
                                           ---------------  ---------------  ---------------  -----------------  --------------

Balance, March 31, 2004                          5,971,000            5,971  $        21,879             (9,854)         17,996

Net loss for the period                                  -                -                -             (8,744)         (8,744)
                                           ---------------  ---------------  ---------------  -----------------  --------------

Balance, December 31, 2004                       5,971,000  $         5,971  $        21,879  $         (18,598) $        9,252
                                           ===============  ===============  ===============  =================  ==============



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Financial Statements
              ----------------------------

              While the information presented in the accompanying nine months to December 31, 2004 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's March 31, 2004 financial statements.

              Operating results for the period ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending March 31, 2005.

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2004, the Company has accumulated losses of $18,598 since its commencement and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the financing necessary to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              The Company was incorporated in the State of Nevada on January 28,2003.

              The Company has filed a Form SB-2 Registration Statement prospectus with the United States Securities and Exchange Commission to qualify for the sale by existing shareholders of 1,971,000 common shares at an offering price of $0.10 per share. The Company will not receive any proceeds from this offering as these shares have already been issued.

Zeno, Inc.
(A Pre-exploration Stage Company)
December 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------


Note 3        Advance Receivable
              ------------------

              Advance receivable is due from a private company controlled by the spouse of a director of the Company. This amount is unsecured, non-interest bearing and has no specific terms for repayment.


Note 4        Due to Related Party
              --------------------

              Amounts due to a related party are due to a director of the company for loan proceeds. This amount is unsecured, non-interest bearing and has no specific terms for repayment.





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

Plan of Operation

Our plan of operations for the twelve months following the date of this quarterly report is to complete the recommended phase one and phase two exploration programs on the Rawluk Lake property at an estimated cost of approximately $11,700.

The Phase I exploration program will consist of prospecting and linecutting. We intend to commence this phase in the spring of 2005. The phase will take approximately one month to complete.

Phase II will consist of geochemical and geophysical surveys. We intend to commence this phase in the summer of 2005. The phase will take approximately one month to complete.

We also anticipate spending approximately $20,000 in connection with administrative expenses relating to our affairs. Accordingly, we anticipate spending $31,700 in order to accomplish our business objectives over the next 12 months.

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


Results Of Operations for Nine-Month Period Ended December 31, 2004

We incurred total operating expenses in the amount of $8,744 for the nine-month period ended December 31, 2004, as compared to $4,018 for the same period in 2003. During the nine months ended December 31, 2004 the company incurred $5,592 in accounting and audit fees (2003: $Nil), $170 in bank charges (2003: $61), $1,198 in filing fees (2003: $Nil), $1,500 in legal fees (2003: $Nil), $284
(2003: $55) in office and miscellaneous expenditures, and $Nil (2003: $3,902) in mineral property costs. At quarter end, we had cash on hand of $14,244. Our liabilities at the same date totalled $6,541 and consisted of accounts payable and accrued liabilities of $5,641 and amounts due to related party of $900.

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



During the nine-month period ended December 31, 2004, the Company did not file any current reports on Form 8-K.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Zeno, Inc.

                                             /s/ Frank McGill
                                             ---------------------------
                                             Frank McGill
                                             President, Chief Executive
                                             Officer, Secretary and Director
                                             Dated: February 11, 2005


                                             Zeno, Inc.

                                             /s/ Linda Smith
                                             ---------------------------
                                             Linda Smith
                                             Chief Financial Officer,
                                             Treasurer, principal accounting
                                             officer and Director
                                             Dated: February 11, 2005