Form 10KSB
period 2005-03-31
Zeno Inc.
filed 2005-08-08
CIK 1297203

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005
                                 --------------

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________________ to __________________

                        Commission file number: 001-32289


                                    ZENO INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                      Applied For
            ------                          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               220 Decourcy Drive
                Gabriola Island, British Columbia, Canada V0R 1X1
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 837-2739
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                       Name of each exchange on which
to be so registered                       each class is to be registered

     None                                              None

Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

              Yes                                       No  X
                 -----------                               --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

              Yes      X                               No
                 -----------                             -----------

State issuer's revenues for its most recent fiscal year:           Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                       $197,100 as at August 8, 2005
                       -----------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                      5,971,000 as of August 8, 2005
                      ------------------------------

                                TABLE OF CONTENTS

                                                                            Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY.............................................10
ITEM 3:  LEGAL PROCEEDINGS...................................................10
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............10
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........11
ITEM 7:  FINANCIAL STATEMENTS................................................11
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURES........................................12
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........12
ITEM 10:  EXECUTIVE COMPENSATION.............................................13
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....13
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................14
ITEM 13:  EXHIBITS AND REPORTS...............................................14

PART I

                             Description Of Business

In General

We intend to commence operations as an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the Rawluk Lake property. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Rawluk Lake property is determined.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired a 100% undivided right, title and interest in and to seven mineral claims, known collectively as the Rawluk Lake property, located in the Thunder Mining District, Ontario, Canada. We acquired a 100% interest in the Rawluk Lake property for staking costs of $4,197.

Our plan of operation is to determine whether this Rawluk Lake property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Rawluk Lake Property Purchase Agreement

On December 2003, we retained Mr. Robert Reukl of Manitouwadge, Ontario whereby he agreed to stake for us a total of seven mineral claims located 280 kilometers east northeast of the city of Thunder Bay in north central Ontario. We paid Mr. Reukl $4,197 to stake these claims.

At the time of the staking agreement, Mr. Reukl was at arm's length to us. Subsequent to the staking of the property, Mr. Reukl subscribed for 1,000 shares of our common stock.

Title to the Rawluk Lake Property

The Rawluk Lake Property consists of seven mineral claims. A "mineral claim" refers to a specific section of land over which a title holder owns rights to explore for and extract minerals from the ground. Such rights may be transferred or held in trust. The claims are registered 100% in the name of a private company owned by Robert Reukl. Mr. Reukl holds these claims in trust for us.

If the trustee becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in Ontario courts.

The registration of the claims in the name of a trustee does not impact a third party's ability to commence an action against us respecting the Rawluk Lake property or to seize the claims after obtaining judgment.

Description, Location and Access

The Rawluk Lake property is located 20 kilometers east of the town of Manitouwadge and 280 kilometers east northeast of the city of Thunder Bay in north central Ontario. Manitouwadge is the closest town and is located at the northern end of Secondary Highway 614, 54 kilometers north of Highway 17 which forms part of the Trans Canada Highway network. The property is accessible by gravel road from the town of Manitouwadge. From Manitouwadge a bush road, known as the Camp 70 Road, proceeds east. Approximately 4.5 kilometers along this road, the Twist Lake Road turns off to the south. In order to access the property, one must proceed along the Twist Lake road approximately 14 kilometers to Ice Cream Lake Road. The property is approximately two kilometers east of Ice Cream Road. No infrastructure is located on the property, however it is crossed by a network of logging roads that were used to harvest marketable timber over the past 15 years. These roads provide access across the entire property. The property is also crossed by a power transmission line near the northern boundary which carries power from Manitouwadge to the nearby town of Clayborne.

The seven mineral claims are located in Cecil, Roberta, Nickle and Hebert Townships in the Thunder Bay Mining Division.

Mineralization & Exploration History

The area covered by the Rawluk Lake property has never been systematically explored for base or precious metal potential to date, although adjacent areas have undergone considerable exploration in recent years for precious and platinum group metal potential. In the past, copper and zinc were produced from four mines in Manitouwadge, 20 kilometers west of the property. Gold is currently being produced from three mines at Hemlo, 55 kilometers to the south southwest.

We staked the property on the basis of encouraging exploration results for platinum group metals on a property adjacent to the east and in the immediate area of the Rawluk Lake property. Government geological and geophysical data indicate rock types, similar to those rocks in the immediate area known to exhibit platinum group metal mineralization exist on the property. The lack of previous exploration within the property boundary and the existence of rocks, similar to those known to host mineralization elsewhere in the area, makes the property a target for additional exploration work.

Geological Report: Rawluk Lake Property

We have obtained a geological report on the Rawluk lake property that was prepared by Mr. Rob Reukl, a geologist from Manitouwadge, Ontario. The geological report summarizes the results of exploration in the area of the Rawluk lake property and makes a recommendation for further exploration work.

In his report, Mr. Reukl concludes that the Rawluk lake property has the potential to host base and precious metal occurrences in the immediate area. He notes that previous exploration on properties adjacent to the east and in the immediate area are known to exhibit platinum group metal mineralization. If such mineralization continued over a significant area, the Rawluk lake property could potentially host a mineral deposit.

Mr Reukl recommends a three-phase program to determine the potential of the property to host economic mineralization. Phase I will consist of prospecting and linecutting as a basis for the next phase. Phase II will consist of geochemical and geophysical surveys. Phase III will consist of diamond drilling to assess the targets generated in Phase II.

Line cutting involves removing bush from the property in order to produce straight clearings. This provides grid boundaries for geophysical and other surveys.

Geochemical surveys involve a consulting geologist gathering samples of soil and rock from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.

Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

Mr. Reukl has provided us with the following proposed exploration budget for the Rawluk Lake property:

Phase I

       Prospecting: 5 days at $150 per day:                   $750
       Linecutting:  10 kilometers at $230 per day:         $2,300
       Travel, accommodation, etc.:                         $1,200
       Contingency (7.7%):                                    $500

       Total estimated Phase I costs:                       $4,750

Phase II

       Soil analysis: 300 samples at $8 each:               $2,400
       Geological mapping and geophysical surveys:          $2,700
       Rock assaying:  30 samples at $12 per sample:        $  360
       Travel accommodation, etc.:                          $1,150
       Contingency (5.8%):                                    $400

       Total estimated Phase II costs:                      $7,010

Phase III:

       Diamond drilling:  1,500 meters at $50 each:        $58,000
       Camp costs: $150 per day for 15 days:                $2,250
       Core assaying: 320 samples at $12 each:              $3,840
       Supervision, core logging, reporting writing:        $6,800
       Geological technician:                               $2,300
       Mobilization/demobilization:                         $2,000
       Contingency (6.8%):                                  $5,400

       Total estimated Phase III costs:                    $80,590

We do not have an agreement with Mr. Reukl to provide his geological services for planned exploration work on the Rawluk lake property. However, Mr. Reukl has indicated that he would be prepared to undertake such work if he was available.

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of Ontario. While we do not require any authorization to proceed with the initial two phases of the recommended exploration program, we will be required to obtain work permits from the Ontario Ministry of Northern Development and Mines for the Phase III drilling program and any subsequent exploration work that results in a physical disturbance to the land if the program calls for the disturbance of more than 10,000 square meters of the property surface, or such areas that would total that amount when combined. A work permit is also required for the erection of structures on the property. There is no charge to obtain a work permit under the Mining Act.

When our exploration program proceeds to the drilling stage, we may be required to post small bonds if the rights of a private land owner may be affected. We may also be required to file statements of work with the Ministry of Northern Development and Mines. We will also be required to undertake remediation work on any exploration that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. We have budgeted for regulatory compliance costs in our proposed exploration program.

The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any minerals or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our mineral claims.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.


                               Risk Factors


An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Rawluk Lake property, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Rawluk Lake property. We do not currently have sufficient funds to conduct initial exploration on the property and require additional financing in order to determine whether the property contains economic mineralization. We will also require additional financing if the costs of the exploration of the Rawluk Lake property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper and gold, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Rawluk Lake property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Although we are preparing to commence exploration on the Rawluk Lake property in the fall of 2004, we have not yet commenced exploration on the property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. To date, we have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Rawluk Lake property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that our mineral claims contain economic mineralization or reserves of copper, zinc or gold.

Exploration for minerals is a speculative venture necessarily involving substantial risk. Our exploration of the Rawluk Lake property may not result in the discovery of commercial quantities of copper, zinc or gold. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER RESERVES OF PRECIOUS METALS ON THE RAWLUK LAKE PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP THE PROPERTY.

The Rawluk Lake property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing minerals of commercial tonnage and grade, we will require additional funds in order to further develop the property. At this time, we cannot assure investors that we will be able to obtain such financing.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The Independent Auditor's Report to our audited financial statements for the period ended March 31, 2005, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any technical training in the field of geology. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR DIRECTORS  HAVE OTHER  BUSINESS  INTERESTS,  THEY MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. McGill and our C.F.O., Ms. Smith intend to devote 20 and five to ten hours per week respectively to our business affairs.

It is possible that the demands on Mr. McGill and Ms. Smith from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Mr. McGill and Ms. Smith may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by a shareholder for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We acquired a 100% undivided right, title and interest in and to the seven mineral claims, known as Rawluk Lake property, located in the Thunder Bay Mining District in Ontario, Canada. We do not own any interest in real property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

While our shares of common stock are quoted for trading on the OTC Bulletin Board under symbol "ZNNO", no actual trades have occurred through the quotation system's facilities.

We had 34 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended phase one and phase two exploration programs on the Rawluk Lake property at an estimated cost of $11,760.

The Phase I exploration program will consist of prospecting and linecutting. Phase II will consist of geochemical and geophysical surveys.

We also anticipate spending approximately $30,000 in connection with administrative expenses relating to our affairs, including all costs relating to our filing obligations as a reporting company. Accordingly, we anticipate spending $41,760 in order to accomplish our business objectives over the next 12 months.

We will require additional funding in order to complete proposed exploration on the Rawluk Lake property and to cover administrative costs. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we may not be able to raise sufficient funding from the sale of our common stock to fund the third phase of the exploration program. We do not have any arrangements in place for any future equity financing. Our management is prepared to provide us with short-term loans, although no such arrangement has been made.

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

Results Of Operations For Period Ending March 31, 2005

We did not earn any revenues during the period ending March 31, 2005. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $42,701, for the period from our inception on January 28, 2003 to March 31, 2005. These operating expenses were comprised of accounting and audit fees of $14,075, legal fees of $12,500, management fees of $7,125, resource property costs of $4,197, listing and filing fees of $1,705, office and rent costs of $1,268 and bank charges of $282.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

                                   ZENO, INC.

                        (A Pre-exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                             (Stated in US Dollars)

                                                                  AMISANO HANSON
A PARTNERSHIP OF INCORPORATED PROFESSIONALS
                                                           CHARTERED ACCOUNTANTS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Zeno, Inc.
(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Zeno, Inc. (A Pre-exploration Stage Company) as of March 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended March 31, 2005 and 2004 and the period from January 28, 2003 (Date of Incorporation) to March 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Zeno, Inc. as of March 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004 and the period from January 28, 2003 (Date of Incorporation) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                            "AMISANO HANSON"
July 11, 2005                                              Chartered Accountants

750 West Pender Street, Suite 604                       Telephone: 604-689-0188
Vancouver Canada                                        Facsimile: 604-689-9773

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                             March 31, 2005 and 2004
                             (Stated in US Dollars)


                                                       ASSETS                             2005                2004
                                                       ------                             ----                ----
Current
    Cash                                                                           $               -   $          23,812
                                                                                   =================   =================

                                                       LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $          14,851   $           5,816
                                                                                   -----------------   -----------------

                                            STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Note 4 Authorized:
            75,000,000  common shares, par value $0.001 per share
    Issued and outstanding:
             5,971,000  common shares (2004:  5,971,000)                                       5,971               5,971
Additional paid in capital                                                                    21,879              21,879
Deficit accumulated during the pre-exploration stage                                         (42,701)             (9,854)
                                                                                   -----------------   -----------------

                                                                                             (14,851)             17,996
                                                                                   -----------------   -----------------

                                                                                   $               -   $          23,812
                                                                                   =================   =================

Nature and Continuance of Operations - Note 1


                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                   for the years ended March 31, 2005 and 2004
    and the period January 28, 2003 (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                              --------------------

                                                                                                          January 28,
                                                                                                         2003 (Date of
                                                                                                        Incorporation)
                                                                            Years ended                       to
                                                                             March 31,                     March 31
                                                                      2005               2004                2005
                                                                      ----               ----                ----
Expenses
    Accounting and audit fees                                  $           9,975  $           3,000   $          14,075
    Bank charges                                                             201                 81                 282
    Legal fees                                                            11,500              1,000              12,500
    Listing and filing fees                                                1,705                  -               1,705
    Management fees - Note 5                                               7,125                  -               7,125
    Office and rent - Note 5                                               2,341                 56               2,817
    Resource property costs                                                    -              4,197               4,197
                                                               -----------------  -----------------   -----------------

Net loss for the period                                        $         (32,847) $          (8,334)  $         (42,701)
                                                               =================  =================   =================


Basic and diluted loss per share                               $           (0.01) $           (0.00)
                                                               =================  =================

Weighted average number of shares outstanding                          5,971,000          3,964,581
                                                               =================  =================


                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                   for the years ended March 31, 2005 and 2004
    and the period January 28, 2003 (Date of Incorporation) to March 31, 2004
                             (Stated in US Dollars)
                              --------------------

                                                                                                          January 28,
                                                                                                         2003 (Date of
                                                                                                        Incorporation)
                                                                            Years ended                       to
                                                                             March 31,                     March 31,
                                                                     2005                2004                2005
                                                                     ----                ----                ----
  Cash Flows used in Operating Activities
      Net loss for the period                                 $         (32,847)  $           (8,334) $         (42,701)
      Adjustment to reconcile net loss to net cash
       used by operating activities
        Accounts payable and accrued liabilities                          9,035                4,296             14,851
                                                              -----------------   ------------------  -----------------

  Net cash used in operating activities                                 (23,812)              (4,038)           (27,850)
                                                              -----------------   ------------------  -----------------

  Cash Flows from Financing Activity
      Issuance of common shares                                               -               27,850             27,850
                                                              -----------------   ------------------  -----------------

  Net cash from financing activity                                            -               27,850             27,850
                                                              -----------------   ------------------  -----------------

  Increase (decrease) in cash during the period                         (23,812)              23,812                  -

  Cash, beginning of the period                                          23,812                    -                  -
                                                              -----------------   ------------------  -----------------

  Cash, end of the period                                     $               -   $           23,812  $
                                                              =================   ==================  =================

  Supplemental disclosure of cash flow information Cash paid for:
        Interest                                              $               -   $                -  $               -
                                                              =================   ==================  =================

        Income taxes                                          $               -   $                -  $               -
                                                              =================   ==================  =================



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  (DEFICIENCY) for the period January 28, 2003
                    (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)


                                                                                              Deficit
                                                                                            Accumulated
                                                                            Additional       During the
                                                Common Shares                Paid-in        Exploration
                                      -----------------------------------
                                           Number          Par Value         Capital           Stage            Total
                                      ---------------  ---------------   ---------------  ---------------  ---------------
Net loss for the period ended
 March 31, 2003                                     -  $             -   $             -  $        (1,520) $        (1,520)
                                      ---------------  ---------------   ---------------  ---------------  ---------------

Balance, March 31, 2003                             -                -                 -           (1,520)          (1,520)

Capital stock issued for cash
 - at $0.001                                5,750,000            5,750                 -                -            5,750
 - at $0.10                                   221,000              221            21,879                -           22,100
Net loss for the year ended
 March 31, 2004                                     -                -                 -           (8,334)          (8,334)
                                      ---------------  ---------------   ---------------  ---------------  ---------------

Balance, March 31, 2004                     5,971,000            5,971            21,879           (9,854)          17,996

Net loss for the year ended
 March 31, 2005                                     -                -                 -          (32,847)         (32,847)
                                      ---------------  ---------------   ---------------  ---------------  ---------------

Balance, March 31, 2005                     5,971,000  $         5,971   $        21,879  $       (42,701) $       (14,851)
                                      ===============  ===============   ===============  ===============  ===============



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2005
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              The Company was incorporated in the State of Nevada on January 28, 2003 and is in the pre-exploration stage. The Company has obtained a mineral property located in the Province of Ontario, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.


              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $14,851, has accumulated a deficit of $32,847 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.


Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              Basis of Presentation
              ---------------------
              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Pre-exploration Stage Company
              -----------------------------

              The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.


              Resource Property
              -----------------

              Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.


              Foreign Currency Translation
              ----------------------------
              The Company's functional currency is the United States of America dollar. The Company uses the United States of America dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the Statement of Financial Accounting ("FAS") No. 52.

              Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the transaction date. Foreign exchange gains or losses are included in other income or expenses.

              Financial Instruments
              ---------------------

              The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.


              Environmental Costs
              -------------------
              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Income Taxes
              ------------
              The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under the assets and liability method of SFAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Basic and Diluted Loss Per Share
              --------------------------------
              The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as there are no dilutive securities.

Note 3        Resource Properties
              -------------------
              Rawluk Lake Property
              --------------------
              The Company owns a 100% undivided right, title and interest in and to 99 claim units, known as Rawluk Lake Property, located in the Thunder Mining District in the Province of Ontario, Canada. These claims were obtained during the year ended March 31, 2004 by the Company staking these claims at a cost of $4,197.

Note 4        Capital Stock
              -------------
              During the year ended March 31, 2004 the Company issued 5,971,000 common shares for total proceeds of $27,850.

Note 5        Related Party Transaction
              -------------------------
              During the year ended March 31, 2005, the Company paid management fees of $7,125 (2004: $Nil) and reimbursed office and rent expenses of $2,068 (2004: $Nil) to a director of the Company.

Note 6        Income Taxes
              ------------
              At March 31, 2005, the Company has accumulated non-capital losses totalling $42,701, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2023. The potential benefit of these losses, if any, has not been recognized in the financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

     The significant components of the Company's deferred tax assets are as follows:



                                                        2005           2004
                                                        ----           ----

   Deferred Tax Assets
      Non-capital loss carryforward                    $  14,945   $    3,450
   Less:  valuation allowance for deferred tax asset     (14,945)      (3,450)
                                                      ------------ ------------

                                                       $       -   $        -
                                                      ============ ============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director                 Age
-----------------------         -----
Mr. Frank McGill                  65
Ms. Linda Smith                   56


Executive Officers:

Name of Officer                  Age            Office
---------------------           -----           -------
Frank McGill                      65            President, Chief
                                                Executive Officer,
                                                secretary & director

Linda Smith                       56            Chief Financial
                                                Officer, Treasurer,
                                                Principal accounting
                                                officer & director

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Frank McGill has acted as our President, chief executive officer, secretary and as a director since our incorporation on January 28, 2003. Mr. McGill was employed as a longshoreman with the local of the International Longshoremen's and Warehousemen's Union from 1982 until June 2002. From January 2000 to March 2002, Mr. McGill acted as secretary for Blue Lightning Ventures Inc. From October 2000 to July 2003, he acted as a director of Gemstar Resources Ltd. Both of these companies are British Columbia and Alberta reporting corporations involved in mineral property exploration.

Mr. McGill intends to devote 20 hours of   his   business   time per week to our
affairs.

Mr. McGill does not possess any professional or technical   credentials relating
to mineral exploration, mine development or mining.

Ms. Linda Smith has acted as our chief financial officer, treasurer, principal accounting officer and as a director since our incorporation on January 28, 2003. Ms. Smith has also acted as Blue Lightning Ventures Inc.'s president and as a director from October 1999 to July 2004. She also acted in the same capacities for Big Bar Gold Corporation from August 1999 to June 2003 and for Candorado Operating Company Ltd. from June 2000 to November 2001. All of these companies are British Columbia and Alberta reporting corporations involved in mineral property exploration. Ms. Smith was also employed part-time as a dental assistant from 1995 to 2002.

Ms. Smith intends to devote five to ten hours of her business   time per week to
our affairs.

Ms. Smith does not possess any professional or technical  credentials   relating
to mineral exploration, mine development or mining.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on January 28, 2003 to March 31, 2003 and for the fiscal years ended March 31, 2004 and 2005.

                         Annual Compensation

                                      Restricted Options/ LTIP Other
                                 Other  Stock     SARs  payouts Comp
Name    Title  Year Salary Bonus Comp. Awarded    (#)     ($)
-----------------------------------------------------------------------
Frank   Pres., 2005  $0     0      0      0        0       0     0
McGill  CEO &  2004  $0     0      0      0        0       0     0
        Dir.   2003  $0     0      0      0        0       0     0

Linda   CFO    2005  $0     0      7,125  0        0       0     0
Smith   & Dir. 2004  $0     0      0      0        0       0     0
               2003  $0     0      0      0        0       0     0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended November 30, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                       Number     Transactions   Known Failures
                                     Of  late      Not Timely     To File a
Name and principal position           Reports     Reported        Required Form
---------------------------------    -----------  -------------   --------------
Frank McGill                             0             0                1
(President, Secretary, C.E.O.
 and Director)
Linda Smith                              0             0                1
(Treasurer and Director)

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                Amount of
Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
--------------------------------------------------------------------------------

Common         Dimitrios Gountis                4,000,000       66.99%
Stock          7400 E. Orchard Rd #290
               Greenwood Village, CO 80111

Common         Frank McGill                             0        0.00%
Stock          President, Chief
               Executive Officer, Secretary
               and Director
               1161 Prairie Ave.
               Port Coquitlam, B.C.
               Canada

Common         Linda Smith                              0        0.00%
Stock          CFO, Treasurer,
               principal accounting officer
                     and director
             220 Decourcy Dr.
               Gabriola Island, B.C.
               Canada

Common         All Officers and Directors       4,000,000       67.00%
Stock          as a Group that consists of        shares
               two people

The percent of class is based on 5,971,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended March 31, 2005, we paid management fees of $7,125 and reimbursed $2,058 in office and rent expenses to a director, Linda Smith.

Otherwise, none of the following parties has, during the fiscal year ended March 31, 2005, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  * Any of our directors or officers;
  * Any person  proposed as a nominee for  election as a director;
  * Any person who beneficially owns, directly   or indirectly, shares  carrying
    more than 10% of the voting rights attached to our   outstanding   shares of
    common stock;
  * Any of our promoters;
  * Any relative or spouse of any of the foregoing persons who has the same house as such person.


ITEM 13:  EXHIBITS AND REPORTS

Exhibits


   3.1     Articles of Incorporation*
   3.2     Bylaws*
  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  * Originally filed as exhibits to our registration statement on Form SB-2 filed on August 2, 2004

Reports on Form 8-K

During the period ended March 31, 2005, we filed a current report on Form 8-K providing details regarding our directors' sale of shares of our common stock.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZENO INC.


By          /s/ Frank McGill
            -------------------------
            Frank McGill
            President, CEO & Director
            Date: August 8, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Frank McGill
            -------------------------
            Frank McGill
            President, CEO & Director
            Date: August 8, 2005

By          /s/ Linda Smith
            ---------------------------------
            Linda Smith
            Secretary, Treasurer and Director
            Date: August 8, 2005