Form 10QSB
period 2005-06-30
Zeno Inc.
filed 2005-08-11
CIK 1297203

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended      June 30, 2005
                                     ----------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,971,000 shares of $0.001 par value common stock outstanding as of August 11, 2005.

                                   ZENO, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                             (Stated in US Dollars)

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)


                                                                                        June 30,           March 31,
                                                       ASSETS                             2005                2005
                                                       ------                             ----                ----
                                                                                      (Unaudited)          (Audited)
Current
    Cash                                                                           $               -   $               -
                                                                                   =================   =================

                                                       LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $          16,821   $          14,851
                                                                                   -----------------   -----------------

                                            STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Note 4 Authorized:
            75,000,000  common shares, par value $0.001 per share
    Issued and outstanding:
             5,971,000  common shares (2004:  5,971,000)                                       5,971               5,971
Additional paid in capital                                                                    21,879              21,879
Deficit accumulated during the pre-exploration stage                                         (44,671)            (42,701)
                                                                                   -----------------   -----------------

                                                                                             (16,821)            (14,851)
                                                                                   -----------------   -----------------

                                                                                   $               -   $               -
                                                                                   =================   =================

Nature and Continuance of Operations - Note 1



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                for the three months ended June 30, 2005 and 2004
    and the period January 28, 2003 (Date of Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                          January 28,
                                                                                                         2003 (Date of
                                                                                                        Incorporation)
                                                                         Three months ended                   to
                                                                              June 30,                     June 30,
                                                                      2005               2004                2005
                                                                      ----               ----                ----
Expenses
    Accounting and audit fees                                  $           1,970  $           1,474   $          16,045
    Bank charges                                                               -                 44                 282
    Legal fees                                                                 -                  -              12,500
    Listing and filing fees                                                    -                  -               1,705
    Management fees - Note 5                                                   -                  -               7,125
    Office and rent - Note 5                                                   -                  -               2,817
    Resource property costs                                                    -                  -               4,197
                                                               -----------------  -----------------   -----------------

Net loss for the period                                        $          (1,970) $          (1,518)  $         (44,671)
                                                               =================  =================   =================


Basic and diluted loss per share                               $           (0.01) $           (0.00)
                                                               =================  =================

Weighted average number of shares outstanding                          5,971,000          5,971,000
                                                               =================  =================

                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                               INTERIM STATEMENTS
                       OF CASH FLOWS for the three months
                          ended June 30, 2005 and 2004
    and the period January 28, 2003 (Date of Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                          January 28,
                                                                                                         2003 (Date of
                                                                                                        Incorporation)
                                                                        Three months ended                    to
                                                                             June 30,                      June 30,
                                                                     2005                2004                2005
                                                                     ----                ----                ----
  Cash Flows used in Operating Activities
      Net loss for the period                                 $          (1,970)  $           (1,518) $         (44,671)
      Adjustment to reconcile net loss to net cash
       used by operating activities
        Advance receivable                                                    -               (1,549)                 -
        Accounts payable and accrued liabilities                          1,970                  820             16,821
                                                              -----------------   ------------------  -----------------

  Net cash used in operating activities                                       -               (2,247)           (27,850)
                                                              -----------------   ------------------  -----------------

  Cash Flows from Financing Activity
      Issuance of common shares                                               -                    -             27,850
                                                              -----------------   ------------------  -----------------

  Net cash from financing activity                                            -                    -             27,850
                                                              -----------------   ------------------  -----------------

  Increase (decrease) in cash during the period                               -               (2,247)                 -

  Cash, beginning of the period                                               -               23,812                  -
                                                              -----------------   ------------------  -----------------

  Cash, end of the period                                     $               -   $           21,565  $
                                                              =================   ==================  =================

  Supplemental disclosure of cash flow information Cash paid for:
        Interest                                              $               -   $                -  $               -
                                                              =================   ==================  =================

        Income taxes                                          $               -   $                -  $               -
                                                              =================   ==================  =================



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                 EQUITY (DEFICIENCY) for the period January 28,
                  2003 (Date of Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                                                            Additional       During the
                                                Common Shares                Paid-in        Exploration
                                      -----------------------------------
                                           Number          Par Value         Capital           Stage            Total
                                      ---------------  ---------------   ---------------  ---------------  ---------------
Net loss for the period ended
 March 31, 2003                                     -  $             -   $             -  $        (1,520) $        (1,520)
                                      ---------------  ---------------   ---------------  ---------------  ---------------

Balance, March 31, 2003                             -                -                 -           (1,520)          (1,520)

Capital stock issued for cash
 - at $0.001                                5,750,000            5,750                 -                -            5,750
 - at $0.10                                   221,000              221            21,879                -           22,100
Net loss for the year ended
 March 31, 2004                                     -                -                 -           (8,334)          (8,334)
                                      ---------------  ---------------   ---------------  ---------------  ---------------

Balance, March 31, 2004                     5,971,000            5,971            21,879           (9,854)          17,996

Net loss for the year ended
 March 31, 2005                                     -                -                 -          (32,847)         (32,847)
                                      ---------------  ---------------   ---------------  ---------------  ---------------

Balance, March 31, 2005                     5,971,000            5,971            21,879          (42,701)         (14,851)

Net loss for the period ended
 June 30, 2005                                      -                -                 -           (1,970)          (1,970)
                                      ---------------  ---------------   ---------------  ---------------  ---------------

Balance, June 30, 2005                      5,971,000  $         5,971   $        21,879  $       (44,671) $       (16,821)
                                      ===============  ===============   ===============  ===============  ===============



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2005
                             (Stated in US Dollars)


Note 1        Interim Financial Statements
              ----------------------------
              While the information presented in the accompanying three months to June 30, 2005 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's March 31, 2005 financial statements.

              Operating results for the period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

Note 2        Continuance of Operations
              -------------------------
              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2005, the Company has accumulated losses of $44,671 since its commencement and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the financing necessary to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              The Company was incorporated in the State of Nevada on January 28, 2003.

              The Company filed a Form SB-2 Registration Statement prospectus with the United States Securities and Exchange Commission to qualify for the sale by existing shareholders of 1,971,000 common shares at an offering price of $0.10 per share. The Company will not receive any proceeds from this offering as these shares have already been issued.

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

During the period ended June 30, 2005, the Company did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Zeno, Inc.

                                             /s/ Frank McGill
                                             ---------------------------
                                             Frank McGill
                                             President, Chief Executive
                                             Officer, Secretary and Director
                                             Dated: August 11, 2005


                                             Zeno, Inc.

                                             /s/ Linda Smith
                                             ---------------------------
                                             Linda Smith
                                             Chief Financial Officer,
                                             Treasurer, principal accounting
                                             officer and Director
                                             Dated: August 11, 2005