Form 10QSB
period 2005-09-30
HS3 TECHNOLOGIES INC.
filed 2005-11-22
CIK 1297203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   September 30, 2005
                                     ----------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   -------------------

      Commission File Number    001-32289
                            -----------------

                             HS3 TECHNOLOGIES, INC.
      --------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                20-3598613
---------------------------------       ---------------------------
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)

1800 Boulder Street, Suite 600
Denver, Colorado                                        80211
----------------------------------------      -------------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code:      303-455-2550
                                                -----------------------
                 Zeno Inc., 220 Decourcy Drive, Gabriola Island,
                            British Columbia V0R 1X1
    -----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ]Yes [X]No

State the number of shares outstanding of each of the issuer's classes of common stock, after the acquisition there are: 68,353,480 shares of $0.001 par value common stock outstanding as of November 21, 2005.

                                   ZENO, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                             September 30, 2005 and 2004

                             (Stated in US Dollars)

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)


                                                                                       September 30,       March 31,
                                                       ASSETS                             2005                2005
                                                       ------                             ----                ----
                                                                                      (Unaudited)          (Audited)
Current
    Cash                                                                           $               -   $               -
                                                                                   =================   =================

                                                                     LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $          38,313   $          14,851
                                                                                   -----------------   -----------------

                                            STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Note 4 Authorized:
            75,000,000  common shares, par value $0.001 per share
    Issued and outstanding:
             5,971,000  common shares (2004:  5,971,000)                                       5,971               5,971
Additional paid in capital                                                                    21,879              21,879
Deficit accumulated during the pre-exploration stage                                         (66,163)            (42,701)
                                                                                   -----------------   -----------------

                                                                                             (38,313)            (14,851)
                                                                                   -----------------   -----------------

                                                                                   $               -   $               -
                                                                                   =================   =================

Nature and Continuance of Operations - Note 1



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
           for the six months ended September 30, 2005 and the period
           January 28, 2003 (Date of Incorporation) to September 30,
                                      2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                        January 28,
                                                                                                       2003 (Date of
                                                                                                      Incorporation)
                                                                         Six months ended                   to
                                                                           September 30,               September 30,
                                                                      2005               2004              2005
                                                                      ----               ----              ----
Expenses
    Accounting and audit fees                                  $          11,013  $           1,474   $          25,088
    Bank charges                                                               -                 44                 282
    Legal fees                                                            10,000                  -              22,500
    Listing and filing fees                                                2,449                  -               4,154
    Management fees - Note 5                                                   -                  -               7,125
    Office and rent - Note 5                                                   -                  -               2,817
    Resource property costs                                                    -                  -               4,197
                                                               -----------------  -----------------   -----------------

Net loss for the period                                        $         (23,462) $          (1,518)  $         (66,163)
                                                               =================  =================   =================


Basic and diluted loss per share                               $           (0.04) $           (0.00)
                                                               =================  =================

Weighted average number of shares outstanding                          5,971,000          5,971,000
                                                               =================  =================

                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                               INTERIM STATEMENTS
                        OF CASH FLOWS for the six months
               ended September 30, 2005 and the period January 28,
               2003 (Date of Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                          January 28,
                                                                                                         2003 (Date of
                                                                                                        Incorporation)
                                                                       Six months ended                      to
                                                                         September 30,                  September 30,
                                                                     2005                2004                2005
                                                                     ----                ----                ----
  Cash Flows used in Operating Activities
      Net loss for the period                                 $         (23,462)  $           (1,518) $         (66,163)
      Adjustment to reconcile net loss to net cash
       used by operating activities
        Advance receivable                                                    -               (1,549)                 -
        Accounts payable and accrued liabilities                         23,462                  820             38,313
                                                              -----------------   ------------------  -----------------

  Net cash used in operating activities                                       -               (2,247)           (27,850)
                                                              -----------------   ------------------  -----------------

  Cash Flows from Financing Activity
      Issuance of common shares                                               -                    -             27,850
                                                              -----------------   ------------------  -----------------

  Net cash from financing activity                                            -                    -             27,850
                                                              -----------------   ------------------  -----------------

  Increase (decrease) in cash during the period                               -               (2,247)                 -

  Cash, beginning of the period                                               -               23,812                  -
                                                              -----------------   ------------------  -----------------

  Cash, end of the period                                     $               -   $           21,565  $
                                                              =================   ==================  =================

  Supplemental disclosure of cash flow information Cash paid for:
        Interest                                              $               -   $                -  $               -
                                                              =================   ==================  =================

        Income taxes                                          $               -   $                -  $               -
                                                              =================   ==================  =================



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                 EQUITY (DEFICIENCY) for the period January 28,
                  2003 (Date of Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                                                            Additional       During the
                                                Common Shares                Paid-in        Exploration
                                      -----------------------------------
                                           Number          Par Value         Capital           Stage            Total
                                      ---------------  ---------------   ---------------  ---------------  ---------------
Net loss for the period ended
 March 31, 2003                                     -  $             -   $             -  $        (1,520) $        (1,520)
                                      ---------------  ---------------   ---------------  ---------------  ---------------

Balance, March 31, 2003                             -                -                 -           (1,520)          (1,520)

Capital stock issued for cash
 - at $0.001                                5,750,000            5,750                 -                -            5,750
 - at $0.10                                   221,000              221            21,879                -           22,100
Net loss for the year ended
 March 31, 2004                                     -                -                 -           (8,334)          (8,334)
                                      ---------------  ---------------   ---------------  ---------------  ---------------

Balance, March 31, 2004                     5,971,000            5,971            21,879           (9,854)          17,996

Net loss for the year ended
 March 31, 2005                                     -                -                 -          (32,847)         (32,847)
                                      ---------------  ---------------   ---------------  ---------------  ---------------

Balance, March 31, 2005                     5,971,000            5,971            21,879          (42,701)         (14,851)

Net loss for the period ended
 September 30, 2005                                      -                -                 -     (23,462)         (23,462)
                                      ---------------  ---------------   ---------------  ---------------  ---------------

Balance, September 30, 2005                 5,971,000  $         5,971    $       21,879  $       (66,163) $       (38,313)
                                      ===============  ===============   ===============  ===============  ===============



                             SEE ACCOMPANYING NOTES

                                   ZENO, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2005
                             (Stated in US Dollars)


Note 1        Interim Financial Statements
              ----------------------------
While the information presented in the accompanying six months to September 30, 2005 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's March 31, 2005 financial statements.

              Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

Note 2        Continuance of Operations
              -------------------------
The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2005, the Company has accumulated losses of $63,163 since its commencement and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the financing necessary to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company was incorporated in the State of Nevada on January 28, 2003. In August 2, 2004 the company filed Form SB-2 Registration Statement prospectus with the United States Securities and Exchange Commission to qualify for the sale by existing shareholders of 1,971,000 common shares at an offering price of $0.10 per share. The Company will not receive any proceeds from this offering as these shares have already been issued.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by undescribed Risk Factors in this section and elsewhere in this annual report.

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was conducted by Mr. Mark Lana, a director of the Company, who also acts as the Company's President and the Chief Executive Officer and Mrs. Lougene Baird, a director who also acts as the Company's Chief Operating Officer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Plan of Operation

Our plan of operation for the twelve months following the date of this quaterly report is to aquire IP-Colo Inc. (IPC). IPC is in the business of advanced wireless technologies, integrated with high-speed internet via satellite to provide real-time security and monitoring for many industries.

Following the closing of the Agreement with IPC, our company commenced the development of the internet services and wireless technology acquired from IPC.

We will provide customers with complete integrated solutions to high-speed Internet and surveillance needs. We will supply high-speed satellite Internet access to all locations in the continental United States. By replacing the need for copper or fiber-optic telephony equipment in the business or home, customers cost savings can be significant. We will bring service for the first time to areas and industries currently not able to access high-speed Internet cost effectively.

Our Integrated operating system provides real-time access through our satellite network to deliver 24/7 security information that is available via the Internet to authorized personnel, with the proper security clearance. Additional biometric technology can be added to ensure user identity interface.

We will provide satellite Internet broadband access at high-speeds, web hosting services, the ability to observe activities around remote facilities with digital IP cameras, as well as advanced biometrics for time and attendance and access control.

Results Of Operations for Six-Month Period Ended September 30, 2005

We incurred total operating expenses in the amount of $23,462 for the six-month period ended September 30, 2005, as compared to $1,518 for the comparative period in 2004. During the six months ended September 30, 2005, we incurred $11,013 in accounting and audit fees (2004: $1,474), $10,000 in legal fees (2004: Nil) and $2,449 in management fees (2004: Nil). At quarter end, we had no assets and liabilities of $38,313 consisting of accounts payable and accrued liabilities.

Subsequent to the period, we completed a split of our share capital such that every issued and outstanding share of common stock prior to the split was exchanged for 13 post-split shares of common stock. The effective date of the split was October 11, 2005. Concurrent with the split, we amended our authorized share capital so that it now consists of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.001 per share.

Subsequent to the period, we completed the acquisition of IP-Colo, Inc., a private Colorado-based company that provides carrier co-location, Internet protocol/virtual private network/wide area network services, voice over IP, managed hosting services, network services and Internet connectivity. We issued 1,612,500 shares of our post-split restricted common stock in consideration of the acquisition.


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

During the period ended September 30, 2005, we filed a current report on Form 8-K dated September 16, 2005 announcing our entry into a material definitive agreement with IP-Colo Inc. Subsequent to the acquisition, the company changed its name to HS3 Technologies Inc.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HS3 Technologies, Inc.

                                             /s/ Mark Lana
                                             --------------------------
                                             Mark Lana
                                             President, Chief Executive
                                             Officer, and Director
                                             Dated: November 21, 2005


                                             HS3 Technologies, Inc.

                                             /s/ Lougene Baird
                                             --------------------------
                                             Lougene Baird
                                             Chief Operating Officer,
                                             Treasurer, principal,
                                             accounting officer and
                                             director
                                             Dated: November 21, 2005