Form 10QSB/A
period 2005-09-30
HS3 TECHNOLOGIES INC.
filed 2005-12-13
CIK 1297203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  001-32289

HS3 TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3598613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 Boulder Street, Suite 600, Denver, CO 80211-6400
(Address of principal executive offices)

303.455.2550
(Issuer’s telephone number)

ZENO, INC. 220 Decourcy Drive, Gabriola Island, British Columbia, Canada, V0R 1X1
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ ]     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

71,578,520 shares of $0.001 par value common stock outstanding as of December 9, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

Part I -- Financial Information

Item 1. Financial Statements.

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2005, and its results of operations for the six month periods ended September 30, 2005 and 2004 and its cash flows for the six month periods ended September 30, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-KSB.

HS3 TECHNOLOGIES INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

INTERIM BALANCE SHEETS

September 30, 2005 and March 31, 2005

(Stated in US Dollars)

(Unaudited)

		September 30,	March 31,
		2005	2005

ASSETS
Current
Prepaid expense		$2,000	$-

LIABILITIES

Current
Accounts payable and accrued liabilities		$2,716	$14,851
Advances payable – Note 3		21,491	-

		24,207	14,851

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 4 and 5
Authorized:
10,000,000	preferred shares, par value $0.001, none issued
200,000,000	common shares, par value $0.001 per share
Issued and outstanding:
77,623,000	common shares (March 31, 2005: 77,623,000)	77,623	77,623
Additional paid in capital		(49,773)	(49,773)
Deficit accumulated during the development stage		(50,057)	(42,701)

		(22,207)	(14,851)

		$2,000	$-

HS3 TECHNOLOGIES INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended September 30, 2005 and 2004 and the period January 28, 2003 (Date of Incorporation) to September 30, 2005

(Stated in US Dollars)

(Unaudited)

					January 28,
					2003 (Date of
					Incorporation)
	Three months ended		Six months ended		to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Expenses
Accounting and audit fees	$3,037	$2,419	$5,007	$3,893	$19,082
Bank charges	-	99	-	143	282
Legal fees	-	1,500	-	1,500	12,500
Listing and filing fees	2,349	722	2,349	722	4,054
Management fees	-	-	-	-	7,125
Office and rent	-	-	-	-	2,817
Mineral property costs	-	-	-	-	4,197

Net loss for the period	$(5,386)	$(4,740)	$(7,356)	$(6,258)	$(50,057)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	77,623,000	77,623,000	77,623,000	77,623,000

HS3 TECHNOLOGIES INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended September 30, 2005 and 2004,

and the period January 28, 2003 (Date of Incorporation) to September 30, 2005

(Stated in US Dollars)

(Unaudited)

			January 28,
			2003 (Date of
	Six Months Ended		Incorporation) to
	September 30,		September 30,
	2005	2004	2005

Cash Flows used in Operating Activities
Net loss for the period	$(7,356)	$(6,258)	$(50,057)
Adjustments to reconcile net loss to net cash used by operating activities
Prepaid expense	(2,000)	-	(2,000)
Accounts payable and accrued liabilities	(12,135)	3,412	2,716

Net cash used in operating activities	(21,491)	(2,846)	(49,341)

Cash Flows used in Investing Activity
Advance receivable	-	(1,549)	-

Net cash used in investment activity	-	(1,549)	-

Cash Flows from Financing Activities
Advances payable	21,491	-	21,491
Issuance of common shares	-	-	27,850

Net cash from financing activity	21,491	-	49,341

Decrease in cash during the period	-	(4,395)	-

Cash, beginning of the period	-	23,812	-

Cash, end of the period	$-	$19,417	$-

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

HS3 TECHNOLOGIES INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period January 28, 2003 (Date of Incorporation) to September 30, 2005

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Net loss for the period	-	$-	$-	$(1,520)	$(1,520)

Balance, March 31, 2003	-	-	-	(1,520)	(1,520)

Capital stock issued for cash – at $0.000077	74,750,000	74,750	(69,000)	-	5,750
– at $0.0077	2,873,000	2,873	19,227	-	22,100
Net loss for the year	-	-	-	(8,334)	(8,334)

Balance, March 31, 2004	77,623,000	77,623	(49,773)	(9,854)	17,996

Net loss for the year	-	-	-	(32,847)	(32,847)

Balance, March 31, 2005	77,623,000	77,623	(49,773)	(42,701)	(14,851)

Net loss for the period	-	-	-	(7,356)	(7,356)

Balance, September 30, 2005	77,623,000	$77,623	$(49,773)	$(50,057)	$(22,207)

HS3 TECHNOLOGIES INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying six months to September 30, 2005 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s March 31, 2005 financial statements.

Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

Note 2	Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2005, the Company has not yet attained profitable operations, has a working capital deficiency of $22,207 and has accumulated losses of $50,057 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain additional short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The Company was incorporated in the State of Nevada on January 28, 2003.
Note 3	Advances Payable

The advances payable are unsecured, non-interest bearing and have no specific terms of repayment.

Note 4	Capital Stock

The number of common shares issued and outstanding and the par value and additional paid-in capital have been retroactively restated to reflect the forward split of 13 new for 1 old share of common stock, which was effective by a directors resolution dated September 19, 2005.

Note 5	Subsequent Events
i)

By an asset purchase agreement dated August 31, 2005, which closed November 9, 2005, the Company issued 1,612,520 shares of common stock (post split) to acquire all of the assets of IP-Colo, Inc. (“IPC”). As conditions precedent, the Company completed a forward split of 13 new for 1 old shares of common stock (Note 4), changed its name to HS3 Technologies, Inc. and amended its articles of incorporation to create authorized capital of 10,000,000 shares of preferred stock and changed the number of common stock authorized to 200,000,000. The Company also appointed two of IPC’s principals as directors of the Company on closing. The Company also cancelled 9,269,520 shares of common stock (post split) on closing of the agreement. As the shareholders of IPC will hold 57.6% of the Company’s shares, and because the business of IPC represents the only business operations of the Company, the acquisition of IPC is deemed to be a reverse acquisition for accounting purposes. IPC is in the business of advanced wireless technologies, integrated with high speed internet via satellite to provide real time security and monitoring for many institutions. In conjunction with the IPC acquisition, the Company has abandoned its exploration plan and mineral property.

ii)

Subsequent to September 30, 2005, the Company received $500,000 pursuant to the issue of a $500,000 convertible debenture. The debenture bears interest at 5% per annum if the Company does not acquire IPC by February 7, 2006 and is due October 30, 2006. The Company has the right to redeem a portion or all amounts outstanding under this debenture anytime prior to the due date. The Company and the holder of the debenture also agree that this debenture will be converted into 500,000 shares of common stock of the Company if the share closing price exceeds $1 per share price quoted on the Over the Counter Bulletin Board.

iii)

On November 9, 2005, the Company adopted a stock option plan for its directors and employees, reserving a total of 10,000,000 shares of its common stock for issuance pursuant to grants made under the stock option plan.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, and “HS3” mean HS3 Technologies, Inc., a Nevada corporation, unless otherwise indicated.

Acquisition of IP Colo, Inc.

On August 31, 2005, we entered into an Asset Purchase Agreement with IP-Colo, Inc. (IPC). The agreement contemplated our company acquiring all of the assets of IPC.

The closing of the transactions contemplated in the agreement and the acquisition by our company of all of the assets of IPC occurred on November 9, 2005. In accordance with the closing of the agreement, and effective as of November 9, 2005, we acquired all of the assets of IPC, in exchange for the issuance by our company of 1,612,520 shares of our common stock to the shareholders of IPC. For financial statement purposes, IPC, the acquired entity, is regarded as the predecessor entity as of November 9, 2005.

Our company has 77,623,000 common shares issued and outstanding as of November 9, 2005 immediately prior to the issuance of 1,612,520 shares in connection with the closing of the agreement and prior to the cancellation of 9,269,520 shares that were outstanding on closing that have been agreed to be cancelled. The former shareholders of IPC will own 1,612,520 shares of our company’s common stock, representing approximately 2.30% of the issued and outstanding shares of our company, and 38,700,480 additional shares representing a further 55.31% of our 69,966,000 issued and outstanding shares.

As the shareholders of IPC will hold 57.6% of our shares, and because the business of IPC represents the only business operations of our company, the acquisition of IPC is deemed to be a reverse acquisition for accounting purposes. IPC, the acquired entity, is regarded as the predecessor entity as of November 9, 2005. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file quarterly and annual reports based on the June 30, 2005 fiscal year end of IPC. Such financial statements will depict the operating results of IPC, including the acquisition of our company, from November 9, 2005.

The shares of our common stock issued to the shareholders of IPC pursuant to the agreement and the shares issued under the subscription agreement will not be registered with the United States Securities Exchange Commission or the securities commission of any state in the United States, and were issued in reliance upon an exemption from registration under the United States Securities Act of 1933, as amended.

Corporate History

Zeno Inc.

We were incorporated under the laws of the State of Nevada on January 28, 2003.

Following our incorporation, we focussed our business efforts on establishing our company as an exploration stage mineral exploration company, with claims on properties located in the Thunder Bay Mining District in Ontario, Canada.

We were not successful in implementing our business plan or successful in raising sufficient capital to explore our properties in any material way. As management of our company investigated opportunities and challenges involved with financing and exploring our properties, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our exploration plan and focussed on the identification of suitable businesses with which to enter into a business opportunity or business combination.

On or about October 10, 2005, we changed our name to HS3 Technologies, Inc.

IP-Colo Inc.

IPC was incorporated pursuant to the laws of the State of Colorado on December 24, 2005.

IPC is in the business of advanced wireless technologies, integrated with high-speed internet via satellite to provide real-time security and monitoring for many industries.

Current Business

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

Market

Our business will involve using wireless technologies, integrated with our high-speed internet via satellite to provide real-time security and monitoring for many industries. We intend to target:

•	The oil and gas industry for their surveillance systems to monitor the activity and flows from each well and along pipelines.

•	Rural America to have satellite technology for high speed internet, video/television service and VOIP.
•	Any industry concerned with security surveillance using CCTV which will be more accessible by using satellite technology.
•	Government/Homeland Security concerns by supplying visual and capacity flow information for installations such as water supply, chemical plants, and other sensitive sites.
•	Food industry locations to use cameras and satellite transmissions that will allow the owner/operators to view employees, customers, and transactions 24 hours a day.
•	Multi-family units and office complexes to provide high-speed internet, television and phone services to its tenants in a faster more efficient cost effective manner.

Sales and Marketing Strategy

We believe that our services will be in high demand for the above-mentioned markets because of the following:

•	The satellite signal will be accessible in all areas of the United States and Canada even in the most remote regions.
•	Cost savings will be realized by consumers who will be able to bundle services such as cable/satellite television, high speed internet, and VOIP.
•	Our wireless technology exceeds the capabilities of current wireless internet because we can incorporate high speed internet, VOIP, real-time video/television, and telephone services.
•	In addition, as part of our total security package, we will distribute the most advanced biometric authentication devices to assist management in eliminating fraudulent employee “clocking-in”.

Manufacturing

Manufacturing of our products will be contracted to third parties. These contract manufacturers have expertise in the manufacturing of products such as ours. We will rely on these contract manufacturers to produce high quality products for sale to our customers.

Competition

We will face competition from companies providing internet access through a variety of services, including satellite, traditional dial-up, DSL, cable modem, ISP and terrestrial wireless connections. Many of our competitors and potential competitors have established customer bases, widespread brand recognition and existing partnerships with other industry participants, as well as substantially greater financial, technical and marketing resources than we do. We expect significant competitive factors to include: price, service reliability, ease of access and use, transmission speeds, breadth of service offerings, customer support, brand recognition, operating experience, and the ability to bundle complementary services. We expect to face competition from three types of internet access providers: Ka-band satellite broadband providers, Ku-band satellite broadband providers and terrestrial internet access providers. We expect to encounter a number of challenges in competing with companies already providing terrestrial internet access. Many of these companies have an entrenched position in the marketplace and lower upfront installation charges than ours. We also expect that their monthly subscription fees may be lower than ours. Many of the major cable companies are deploying or plan to deploy broadband internet access over their cable networks, often bundled with cable television access. Other terrestrial wireless companies have also announced plans to offer broadband internet access using multi-channel multi-point distribution service, or MMDS, or local multi-point distribution service technologies. As the demand for high-speed internet access and other broadband services increases, so will competition. Increased competition may come in the form of new market entrants, greater cooperation among our competitors, whether in the form of alliances or vertical or horizontal integration, or changes in the capabilities of other companies arising from technological innovations that we cannot foresee.

Regulation

The satellite industry is highly regulated both in the United States and internationally. We are subject to the regulatory authority of the U.S. government, primarily through the FCC. The FCC is the government agency with primary authority in the United States to regulate and license commercial satellite systems, including those which we will be dependent upon. FCC rules require that satellite systems avoid interfering with other authorized users of radio spectrum, and that they comply with FCC rules governing U.S.-licensed satellite systems in general and Ka-band geostationary satellite systems in particular. The U.S. Congress has enacted the Communications Assistance for Law Enforcement Act of 1994, or CALEA, which requires that any equipment, facilities, and services deployed by telecommunications carriers meet certain electronic surveillance requirements identified in the statute. The statute specifically exempts providers of information services, such as internet service providers. We believe that the services we intend to offer will not be covered by CALEA. However, the convergence of technology continues to blur the line between exempt information services and covered telecommunications services. If we were held to be subject to the requirements of CALEA, we may have to deploy additional equipment in order to comply with the statutory obligations, and we could be subject to monetary civil penalties for failure to comply with the statute or implementing regulations.

Research and Development

Our company’s research and development efforts are focussed on enhancing our products including: (i) periodic re-design of products and incorporation of new technologies to improve performance and manufacturability; (ii) design of new product lines for additional specialized applications; and (iii) expansion and adaption of existing products to accommodate the requirements of customer needs. Research and development efforts are conducted in-house and/or by contracted consultants.

Intellectual Property

IPC owns and operates the duly registered internet domain name: www.HS3Tech com. The information contained in IPC’s website is not part of this current report.

Employees

As of September 30, 2005, IPC had 2 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

Description of Property

Our principal executive offices are located at 1800 Boulder Street – Suite 600, Denver, Colorado, USA 80211. The 3000 square foot space is leased for $4,000 per month for a 3-year term that commenced on October 1, 2005. We believe that our principal office will be adequate for our needs for the next 3 years.

Plan of Operation And Cash Requirements

Subsequent to the quarter ended September 30, 2005, we completed a split of our share capital such that every issued and outstanding share of common stock prior to the split was exchanged for 13 post-split shares of common stock. The effective date of the split was October 11, 2005. Concurrent with the split, we amended our authorized share capital so that it now consists of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.001 per share.

Subsequent to the quarter ended September 30, 2005, we completed the acquisition of IP-Colo, Inc., a private Colorado-based company that provides carrier co-location, internet protocol/virtual private network/wide area network services, voice over IP, managed hosting services, network services and internet connectivity. We issued 1,612,500 shares of our post-split restricted common stock in consideration of the acquisition.

We anticipate that we will expend approximately $12,000 during the twelve months ending September 30, 2006 to commence the development of the internet services and wireless technology acquired from IP-Colo, Inc. We will provide customers with complete integrated solutions to high-speed internet and surveillance needs. We will supply high-speed satellite internet access to all locations in the continental United States. By replacing the need for copper or fiber-optic telephony equipment in the business or home, customers cost savings can be significant. We will bring service for the first time to areas and industries currently not able to access high-speed internet cost effectively. These expenditures are broken down as follows:

As at September 30, 2005, we had a working capital deficiency of $22,207 and accumulated losses of $50,057 since inception. We plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We currently anticipate that revenues will commence and increase in the long-term as we increase our sales and marketing activities and introduce new products relating to internet services and wireless technology. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating revenues from internet services and wireless technology within the next three months, however, we are not in a position to predict whether we will be able to generate sufficient sales revenues to meet operating expenses.

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

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

RISK FACTORS

For purposes of this Risk Factors section, our company and IPC shall be collectively referred to as “we”, “our” or the “company”. In addition to other information in this current report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

Our business plan calls for significant expenses necessary to continue the development of our business and expand our position in the market. There is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

- support our planned growth;

- develop or enhance new and existing products;

- increase our marketing efforts;

- acquire complementary businesses, products or technologies; and/or

- respond to competitive pressures or unanticipated requirements.

We have not yet achieved sustainable positive cash flows. As such, we will depend to a large extent on outside capital over the near-term to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our operating costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

We operate in a highly-competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

Management is aware of similar products which compete directly with our products and some of the companies developing these products have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. To be successful, we must carry out our business plan, establish and strengthen our brand awareness through marketing, effectively differentiate our product line from those of our competitors and build our distribution network. To achieve this we may have to substantially increase marketing and research and development in order to compete effectively. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

Rapid technological changes in our industry could render our products or services non-competitive or obsolete and consequently affect our ability to generate revenues.

We will derive all of our revenues from the sale of internet services and related security products. Such products and services are characterised and affected by rapid technological change, evolving industry standards and regulations and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new and established companies offering similar services and products may reduce demand for our particular products. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or regulations or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends in part on our proprietary technology incorporated in our products. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we would not be able to compete as effectively. We consider our technologies invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect our technologies, and other intellectual property rights, which presently are based upon registered trade marks in addition to trade secrets, may not be adequate to prevent their unauthorized use. Although we rely, in part, on contractual provisions to protect our trade secrets and proprietary know-how, there is no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Further, the laws of foreign countries may provide inadequate protection of intellectual property rights. We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of corporate resources. In addition, notwithstanding any rights we have secured to our intellectual property, other persons may bring claims against us claiming that we have infringed on their intellectual property rights, including claims that our intellectual property rights are not valid. Adverse determinations in litigation in which we may become involved could subject us to significant liabilities to third parties, require us to grant licenses to or seek licenses from third parties and prevent us from manufacturing and selling our products. Any claims against us, with or without merit, could be time-consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our trademarks or require us to make changes to our technologies. Furthermore, we cannot assure you that any pending patent application made by us will result in an issued patent, or that, if a patent is issued, it will provide meaningful protection against competitors or competitor technologies.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely effected.

To continue our growth, we will need to recruit additional senior management personnel, including persons with financial and sales experience. In addition, we must hire, train and retain a significant number of other skilled personnel, including persons with experience in less lethal munitions engineering and manufacturing. We have encountered competition for these personnel. We may not be able to find or retain qualified personnel, which will have a material adverse impact on our business.

RISKS RELATED TO OUR INDUSTRY

Risks relating to satellite launch and operations could prevent us from commencing operations or further expanding our business.

If we fail to negotiate contracts with one or more of our satellite providers, we might not be able to offer our services. A significant percentage of satellites never become operational because of launch failure, satellite destruction or damage during launch, or improper orbital placement. Whomever we enter into an agreement with for satellite services might not be able to successfully launch or operate the satellites, and our contractual remedies will not adequately compensate us for lost revenue. We will not be able to offer any service and generate any revenue until we have access to satellite bandwidth.

Delays in the construction and launch of satellites are common, and performance failure by satellite and launch contractors could delay the introduction or expansion of our services and ability to meet our revenue projections.

We might not be able to timely introduce and expand our services and meet our revenue expectations if there is a delay in manufacturing or launching satellites that we will depend upon for satellite bandwidth. Delays in the construction and launch of satellites are common, and there are limited suppliers of these services. We must rely on third parties to construct and launch satellites and then provide us with access to them. If any of these parties become insolvent or fail to perform their obligations for us in a timely manner, the introduction, operation or expansion of our services could be delayed. If any of these parties default on their contracts, our contractual remedies will not adequately compensate us for our lost revenue and our anticipated competitive advantage.

Failure to develop key vendor and service-provider relationships for essential components of our business on acceptable terms or in a timely manner could delay the introduction of our services and result in greater expenses than we expect.

We will depend on third parties to provide us with many services that will be essential for the conduct of our business. If we fail to establish key service-provider relationships on acceptable terms or in a timely manner, the commencement of our services could be delayed and our costs could significantly increase. We are in various stages of discussions with third parties to provide these essential services, which most importantly, includes access to satellite bandwidth at cost-effective prices. These relationships will be vital to our ability to provide our services, to grow and add customers and to efficiently operate our business. We might not be able to enter into these relationships or do so on commercially reasonable terms or within the time necessary to launch our services. If we do enter into these relationships, our service providers and vendors might not be sufficiently responsive to our needs or meet our performance standards, which could increase our expenses, delay the introduction of our services or impair the quality of our services.

Our services depend on the development and integration of complex technologies in a novel configuration that might not function as designed, which might prevent us from offering our services as planned, or at all.

Our services will require new applications of existing technology and the complex integration of different technologies, which might not operate as designed. Components of satellite, gateway and related technologies are still being developed and have not yet been tested in actual operations. Hardware or software errors in space or on the ground could increase costs, delay our ability to offer our services, cause us to lose customers or prevent us from offering our services at all, each of which could limit our ability to generate revenue and become profitable.

Premature failure of satellites that we will rely upon could hurt our business reputation and projected revenue and earnings.

Satellites have limited useful lives, and if one of the satellites were to prematurely fail, it could adversely affect the quality of our services, our business reputation, and our projected revenue and earnings. Any of the satellites could fail before the end of their useful lives. There are many causes for the in-orbit failure of satellites, including: - component failure; - loss of power or fuel; - construction defects; - unexpected degradation of solar panels; - mistakes in issuing commands to the satellite; - inability to control the position, altitude, or orientation of the satellite; - disruptive military actions or acts of war; and - damage or destruction due to solar storms or other astronomical events, or collisions with space debris. Any premature failure could hurt market acceptance of our services and our competitive position.

Satellite technology has inherent limitations that could adversely affect the quality of our service, customer retention, revenue growth and profitability.

The satellites that we will rely upon will operate in the Ka-band portion of the radio-frequency spectrum. Satellites of this type have inherent technological limitations, the most significant being latency and an occurrence known as rain fade. In addition, two-way communications satellites generally have a fixed capacity limitation. Each of these limitations could cause us to lose customers and could adversely affect the quality of our service, revenue and ability to achieve or sustain profitability. Latency: Latency is the delay caused by the time it takes for data traveling in a network to travel up to one of the satellites and back to earth. GEO satellites have a relatively high round-trip latency compared to satellite systems closer to the earth or broadband systems located on the earth. While the latency of low-orbit satellite and terrestrial-based broadband signals is approximately 30 to 70 milliseconds, the latency of GEO satellite signals is approximately 250 milliseconds, or one-quarter of a second. This relatively high latency will prevent our satellite system from supporting, in a high-quality fashion, time-sensitive services such as toll-quality voice calls and highly interactive games, or similar products and services that may be developed and introduced over broadband networks in the future. This limitation could affect our ability to compete with other broadband internet services, such as terrestrial broadband services, that do not experience similar latency. Rain Fade: Rainfall affects Ka-band signals more severely than signals in the lower frequency satellite communication bands currently in use, such as Ku-band. This occurrence is known as rain fade. Our service could slow down or even stop during periods of heavy rain. This limitation could adversely impact the quality and market acceptance of our services. Fixed Capacity: Satellites have a fixed amount of capacity to handle two-way data traffic. As a result, we might not be able to meet our customers' transmission speed expectations. The transmission speeds we can deliver to our customers at any particular time depend on several factors that we cannot predict, such as the number of customers online at any one time, the connection speeds used by these customers, their usage patterns, the types and quantity of content accessed over our system and the geographic location of our customers. Although we have designed our system to account for anticipated usage patterns, we might not be able to provide a satisfactory broadband experience for our customers at all times due to capacity constraints. If we do not have sufficient capacity on a particular satellite or in a specific geographic region to meet the peak demand levels, some of our customers will experience service degradation, such as slower than expected access speeds, which could damage our business reputation, cause customer dissatisfaction and result in a loss of customers. Installing additional capacity or reallocating existing capacity could be expensive and time consuming. As a result, our fixed-capacity limitation could negatively affect our revenue.

Our services will face intense competition from providers of terrestrial broadband services and other satellite system operators, and if we cannot effectively compete, we might be unable to expand our business and achieve profitability.

We will face competition from companies providing a wide variety of wireless and wireline internet access services, some of which could have distinct advantages over our service. We might not be able to effectively compete with these companies, which could limit our revenue and our ability to achieve, sustain or grow profitability. Some of these services require little or no start-up costs for consumers, and they do not require consumers to install a satellite dish. We could also experience increased competition from new terrestrial wireless technologies, such as local multi-point distribution services and multi-channel multi-point distribution services. Mergers, joint ventures and alliances among franchise, wireless or private cable television operators, regional Bell operating companies and others could result in providers offering bundled telecommunications services in competition with us. Increased competition might result in our inability to obtain significant market share or compel us to reduce prices to remain competitive, which could result in lower gross margins. Many of our competitors and potential competitors have widespread brand recognition, existing partnerships with industry participants and greater financial, marketing, distribution, technical and other resources than we do. As a result, they might be able to respond more quickly than we can to new opportunities and technologies. In addition, many of these competitors already offer, or will offer, internet access packages integrated with other communications services. Our ability to compete with these companies will depend on our ability to provide substantially similar or better service at prices that are competitive with those offered by these companies and to effectively market our services.

If we are not able to provide our service at competitive prices, our sales will suffer.

We might not be able to offer our services at prices competitive with other broadband service providers, which could limit our sales and revenue growth. The manufacturing and distribution costs of our system could be more expensive than we anticipate, making it difficult for us to offer our service to customers at prices that will induce them to purchase our services and allow us to become profitable. Pricing of services to consumers in the telecommunications and internet access industries, both of which have similarities to the broadband service industry, have historically fallen, and we expect this to happen in the broadband internet access industry as well. We initially intend to subsidize the cost of acquiring and installing our CPE to encourage customers to make an initial investment in our services. As competition to provide broadband internet access services increases, we could be forced to lower prices for our services if our competitors engage in volume-based pricing and other forms of price competition. As a result, we might not be able to compete successfully with existing or potential competitors in the broadband internet access market.

Our revenue growth depends on our ability to implement a successful distribution strategy for our services.

We intend to sell our services primarily through local satellite television dealers, DBS service providers, national electronics and department store chains and through wholesale channels such as communications service providers. We might not be able to establish or maintain these relationships, which could decrease our revenue. We have limited experience in developing distribution relationships of this type. If we are unsuccessful in developing additional distribution relationships, or if parties with which we develop relationships do not perform as expected, our services might not achieve broad market acceptance and our ability to grow our business could be significantly harmed.

Demand for our services might be insufficient for us to become profitable.

We cannot predict with certainty the potential consumer demand for our services or the degree to which we will meet that demand. If demand for our services does not develop as expected and achieve consumer market acceptance, we might not be able to generate enough revenue to become profitable or to sustain our operations. Among other things, we believe that consumer acceptance of our services will depend upon our ability to: - provide a competitively priced, high-quality satellite broadband service; - successfully brand, market and sell our services on a nationwide basis; - efficiently use established DBS distribution channels; and - enter into and capitalize on additional strategic distribution relationships. We will initially focus our sales and marketing efforts to target the U.S. households and industries that will not have access to terrestrial broadband services, such as DSL or cable modem service, at the time we commence our services. We have based our strategy to target these consumers on a number of assumptions, some or all of which could prove to be incorrect. Even if markets for our service develop, we could achieve a smaller share of these markets than we currently anticipate.

Rapid technological and industry changes could make our services obsolete or outdated, which could cause our sales to suffer.

The broadband communications industry is characterized by rapid technological change, frequent product innovations, changes in customer requirements and expectations, and evolving industry standards. If we are unable to keep pace with these changes, our sales will suffer. Competitors could have access to technologies not available to us, which might enable them to build a system that is more appealing to consumers. Products and services using new technologies, or emerging industry standards, could make our technologies obsolete. Our success will depend in part on our ability to bring our services to our target markets before competing technologies become widely accepted, as well as our ability to adapt and implement new technologies and services.

Failure to comply with existing, changing or new regulatory requirements could prevent or delay our ability to implement our current business plan.

We are subject to the regulatory authority of the FCC, the frequency coordination process of the International Telecommunication Union, or ITU, and the regulatory requirements of other countries in which we plan to offer our services. Failure to comply with existing, changing or new regulations could prevent us from implementing our current business plan. Regulatory changes could significantly impact our operations by, among other things: - adding terms and conditions to the continuing effectiveness of our licenses; - changing blanket licensing requirements for our CPE; - imposing fees or other charges, thereby raising our compliance costs; - requiring that we relocate one or more of our satellites to a different orbital location; - allocating remaining Ka-band spectrum favorably to our competitors; and - making current products obsolete. We might need to modify our services or operations to comply with new or changed regulations. These modifications could be expensive and time consuming, and could adversely affect our ability to provide our services cost effectively or at all.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares:

- actual or anticipated variations in our quarterly operating results;

- announcements of new services, products, acquisitions or strategic relationships by us or our competitors;

- trends or conditions in the internet service provider and satellite wireless industry;

- changes in accounting treatments or principles;

- changes in earnings estimates by securities analysts and in analyst recommendations;

- changes in market valuations of other internet service provider and satellite wireless companies; and

- general political, economic, regulatory and market conditions.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently a limited market for our common stock, which trades through the Over-the-Counter Bulletin Board quotation system. Trading of stock through the Over-the-Counter Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock.

Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The National Association of Securities Dealers Inc., or NASD, has adopted sales practice requirements, which may limit a stockholder’s ability to buy and sell our shares.

In addition to the “penny stock” rules described above, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our shareholders’ ability to buy and sell our stock and which may have an adverse effect on the market for our shares.

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief operating officer. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief operating officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number/Description

(3)	Articles of Incorporation and Bylaws

3.1            Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).

3.2            By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1            2005 Stock Option Plan of HS3 Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).

(10)	Material Contracts

10.1          Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).

10.2          Share Purchase Agreement dated March 5, 2005 among Zeno Inc., Linda Smith, Acropolis Investment Holdings, LLC and Gregory S. Yanke Law Corporation (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).

(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
31.2	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).
32.2	Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES, INC.

By:	/s/ Mark Lana

Mark Lana

President, Chief Executive Officer and Director

(Principal Executive Officer)

By:	/s/ Lougene Baird

Lougene Baird

Chief Operating Officer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: December 13, 2005