Form 10QSB
period 2005-12-31
HS3 TECHNOLOGIES INC.
filed 2006-02-14
CIK 1297203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2005

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

N/A
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

69,966,000 shares of $0.001 par value common stock outstanding as of February 2, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

	Page
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6. Exhibits		23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HS3 Technologies, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheet as of December 31, 2005	4

Condensed Consolidated Statements of Operations

for the Three and Six Months Ended December 31, 2005

and from December 24, 2004 (inception) through December 31, 2005	5

Condensed Consolidated Statements of Cash Flows

for the Six Months Ended December 31, 2005

and from December 24, 2004 (inception) through December 31, 2005	6

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

from June 30, 2005 to December 31, 2005	7
Notes to Condensed Consolidated Financial Statements as of December 31, 2005	8

HS3 TECHNOLOGIES, INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS
Cash and cash equivalents	$368,491
Accounts receivable	2,239
Inventory	27,840
Total current assets	398,570
Furniture, fixtures and equipment, net of accumulated depreciation of $175	30,325
Total assets	$428,895
LIABILITIES
Accounts payable and accrued liabilities	$8,113
Stock subscription payable	500,000
Total current liabilities	508,113
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized,	69,966
69,966,000 shares issued and outstanding
Additional paid-in capital	(69,966)
(Deficit) accumulated during the development stage	(79,218)
Total stockholders’ equity (deficit)	(79,218)
Total liabilities and stockholders’ equity (deficit)	$428,895
See accompanying condensed consolidated notes.

HS3 TECHNOLOGIES, INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005	December 24, 2004* (inception) to December 31, 2005
Revenues	$2,323	$5,827	$10,550
Operating expenses	(75,670)	(79,204)	(89,768)
(Loss) before income taxes	(73,347)	(73,377)	(79,218)
Income taxes	-	-	-
Net (loss)	$(73,347)	$(73,377)	$(79,218)
Loss per share – basic and diluted	$(0.001)	$(0.001)	$(0.001)
Weighted average number of common shares outstanding	69,966,000	69,966,000	69,966,000
See accompanying condensed consolidated notes.

*There were no operations during the period from December 24, 2004 through December 31, 2004.

HS3 TECHNOLOGIES, INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31, 2005	December 24, 2004* (inception) to December 31, 2005
Cash flows from operating activities
Net (loss)	$(73,377)	$(79,218)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	175	175
Contributed services	-	1,000
Effect of recapitalization	(2,000)	(2,000)
Changes in other assets and liabilities:
Accounts receivable	(1,311)	(2,239)
Inventory	(27,840)	(27,840)
Accounts payable and accrued liabilities	7,613	8,113
Net cash (used in) operating activities	(96,740)	(102,009)
Cash flows from investing activities
Purchase of equipment	(30,500)	(30,500)
Net cash (used in) investing activities	(30,500)	(30,500)
Cash flows from financing activities
Proceeds from stock subscription payable	500,000	500,000
Issuance of common stock	-	1,000
Payment on advance from stockholder	(7,310)	-
Net cash provided by investing activities	492,690	501,000
Increase (decrease) in cash and cash equivalents	365,450	368,491
Cash and cash equivalents, beginning of period	3,041	-
Cash and cash equivalents, end of period	$368,491	$368,491
See accompanying condensed consolidated notes.

*There were no operations during the period from December 24, 2004 through December 31, 2004.

HS3 TECHNOLOGIES, INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				(Deficit)
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders’
	Shares	Amount	capital	stage	equity (deficit)

June 30, 2005	2,500,000	$1,000	$1,000	$(5,841)	$(3,841)
Recapitalization on November 9, 2005	67,466,000	68,966	(70,966)	-	(2,000)

Net (loss) for the period	-	-	-	(73,377)	(73,377)

Balance, December 31, 2005	69,966,000	$69,966	$(69,966)	$(79,218)	$(79,218)
See accompanying condensed consolidated notes.

HS3 TECHNOLOGIES, INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1. Organization and Business

HS3 Technologies, Inc. (a development stage company) was incorporated in Nevada on January 28, 2003, and herein is referred to as “the Company”. Prior to a name change in October 2005, the Company was known as Zeno, Inc. The Company also changed its fiscal year end from March 31 to June 30.

As of December 31, 2005, the Company had minimal revenue and is in the development stage of providing satellite-based internet connectivity for businesses and households. The Company will market and sell internet-based services, entertainment, and remote surveillance technologies.

On November 9, 2005, the Company acquired ip-Colo, Inc., in a reorganization, a development stage corporation organized in Colorado on December 24, 2004 (herein referred to as “ip-Colo”). On the date of the reorganization, the Company was a non-operating entity without any assets or liabilities.

Immediately prior to the reorganization, the Company had a total of 77,623,000 shares of issued and outstanding common stock. The reorganization was entered into pursuant to an Asset Purchase Agreement whereby the Company issued 1,612,520 shares of common stock to the shareholders of ip-Colo for all of the previously issued and outstanding common stock of ip-Colo. Concurrently, the Company cancelled 9,269,520 shares of common stock outstanding upon agreement with shareholders.

As a consequence of the reorganization, the former ip-Colo shareholders owned approximately 57.6% of the resultant 69,966,000 outstanding shares of the Company common stock. The reorganization was recorded as a recapitalization effected by a reverse acquisition wherein the Company is treated as the acquiree for accounting purposes, even though it was the legal acquirer. Accordingly, the results of operations included in the financial statements consist solely of the accounting acquirer, ip-Colo since its December 24, 2004 inception and the Company from the date of reorganization. Since the accounting acquiree, the Company, was previously inoperative, goodwill was not recorded and no purchase price allocation was deemed necessary.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Furthermore, this is the first quarter that the reorganized Company has been required to file financial statements with the Securities and Exchange Commission. However, as noted in the Form 8-K filed with the Securities and Exchange Commission on November 9, 2005, the Company has adapted the June 30 fiscal year end of ip-Colo.

The Company’s lack of revenues and operating losses raise substantial doubt about its ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Stockholders’ Equity (Deficit)

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. No common share equivalents are outstanding for the periods presented.

During the period, the Company completed a split of its share capital such that every issued and outstanding share of common stock prior to the split was exchanged for 13 post-split shares of common stock. The effective date of the split was October 11, 2005. Concurrent with the split, the Company amended its authorized share capital so that it now consists of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.001 per share. All share and per share amounts have been retroactively restated in this filing and the accompanying financial statements to reflect the effect of the stock split.

4. Stock Subscription Payable

The Company has been in and continues to be in discussions with private equity investors and venture capital investors to secure a line of credit for working capital requirements and to assist the Company in the execution of its business plan. As of October 30, 2005, the Company has entered into a Convertible Debenture with an institutional investor whereby the Company received $500,000 in exchange for a promise to pay before the one year anniversary of the date of the convertible debenture in full with accrued interest of 5%. In lieu of cash payment, the debenture is convertible into 500,000 shares of common stock of the Company if the closing price of its common stock exceeds $1 per share. On November 29, 2005, the closing stock price exceeded $1, thus the note is to be converted into 500,000 shares of common stock. As of December 31, 2005, the shares of stock had not yet been issued and is reflected in the accompanying balance sheet as a stock subscription payable.

5. Stock Option Plan

On November 9, 2005, the Company adopted a stock option plan for its directors and employees, reserving a total of 10,000,000 shares of its common stock for issuance pursuant to grants to be made under the stock option plan. As of December 31, 2005, no options were granted under this plan.

6. Related Parties

The Company has two 13.5% stockholders who are also 11.4% stockholders of another publicly held company, id-Confirm, Inc. One of these stockholders was also an officer and board member of the Company in 2005. This stockholder’s spouse is an officer and board member of id-Confirm, Inc.

The Company leases space in Denver, Colorado from a company owned by the other 13.5% stockholder pursuant to a three-year lease agreement that commenced October 1, 2005 at a cost of $4,000 per month. In 2005, leasehold improvements totaling $10,500 and computer equipment of $20,000 was beneficially purchased from this stockholder.

The Chief Financial Officer of id-Confirm, Inc. also assists the Company with financial advice and oversight.

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “shares of common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, and “HS3” mean HS3 Technologies, Inc., a Nevada corporation, unless otherwise indicated.

Corporate History

We were incorporated under the laws of the State of Nevada on January 28, 2003 under the name Zeno Inc. Following our incorporation, we focussed our business efforts on establishing our company as an exploration stage mineral exploration company, with claims on properties located in the Thunder Bay Mining District in Ontario, Canada.

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

On August 31, 2005, we entered into an asset purchase agreement with IP-Colo, Inc. (IPC). The agreement contemplated acquisition of all of the assets of IPC. IPC was incorporated pursuant to the laws of the State of Colorado on December 24, 2004. IPC is in the development stage of providing advanced wireless technologies, integrated with high-speed internet via satellite to provide real-time security and monitoring for many industries.

The closing of the transactions contemplated in the agreement and the acquisition by our company of all of the assets of IPC occurred on November 9, 2005. In accordance with the closing of the agreement, and effective as of November 9, 2005, we acquired all of the assets of IPC, in exchange for the issuance by our company of 1,612,520 shares of our common stock to the shareholders of IPC.

Our company had 77,623,000 shares of common stock issued and outstanding as of November 9, 2005 immediately prior to the issuance of 1,612,520 shares of common stock in connection with the closing of the agreement and prior to the cancellation of 9,269,520 shares of common stock that were outstanding on closing that have been agreed to be cancelled. The former shareholders of IPC now owns 1,612,520 shares of our common stock, which represented approximately 2.30% of the issued and outstanding shares of our common stock on November 9, 2005, and 38,700,480 additional shares of common stock which represented a further 55.31% of our 69,966,000 issued and outstanding shares of common stock as of November 9, 2005.

As the shareholders of IPC now holds 57.6% of our shares of common stock, and because the business of IPC represents the only business operations of our company, the acquisition of IPC is deemed to be a reverse acquisition for accounting purposes. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file quarterly and annual reports based on the June 30, 2005 fiscal year end of IPC. Such financial statements will depict the operating results of IPC from its inception (December 24, 2004) and our company from November 9, 2005.

The shares of our common stock issued to the shareholders of IPC pursuant to the agreement and the shares of common stock issued under the subscription agreement will not be registered with the United States Securities Exchange Commission or the securities commission of any state in the United States, and were issued in reliance upon an exemption from registration under the United States Securities Act of 1933, as amended.

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

Intellectual Property

Our company owns and operates the duly registered internet domain name: www.HS3Tech.com. The information contained in our website is not part of this current report.

Employees

As of February 6, 2006, our company had 6 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

Description of Property

Our principal executive offices are located at 1800 Boulder Street – Suite 600, Denver, Colorado, USA 80211. The 3,000 square foot space is leased for $4,000 per month from a shareholder of the Company, for a 3-year term that commenced on October 1, 2005. We believe that our principal office will be adequate for our needs for the next 3 years.

Plan of Operation And Cash Requirements

During the period, we completed a split of our share capital such that every issued and outstanding share of common stock prior to the split was exchanged for 13 post-split shares of common stock. The effective date of the split was October 11, 2005. Concurrent with the split, we amended our authorized share capital so that it now consists of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.001 per share. All share and per share amounts have been retroactively restated in this filing and the accompanying financial statements to reflect the effect of the stock split.

During the quarter ended December 31, 2005, we completed the acquisition of IP-Colo, Inc., a private Colorado-based company in the development stage that intends to provide carrier co-location, internet protocol/virtual private network/wide area network services, voice over IP, managed hosting services, network services and internet connectivity. We issued 1,612,500 shares of our post-split restricted common stock in consideration of the acquisition.

We anticipate that we will expend approximately $662,500 during the twelve-month period ending December 31, 2006 to development of the internet services and wireless technology acquired from IP-Colo, Inc. We intend to provide customers with complete integrated solutions to high-speed internet and surveillance needs. We intend to supply high-speed satellite internet access to all locations in the continental United States. By replacing the need for copper or fiber-optic telephony equipment in the business or home, customers cost savings can be significant. We intend to bring service for the first time to areas and industries currently not able to access high-speed internet cost effectively. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ended December 31, 2006

Operating expenses
Sales and Marketing	$90,000
Research and Development	15,000
Consulting and Professional Fees and Wages	10,000
Product Development	7,500
Public Relations	25,000
Travel and Promotion	15,000
General and Administrative	200,000
Total Operating Expenses	362,500
Working Capital	300,000
Total	$662,500

As at December 31, 2005, we had net working capital deficiency of $109,543 and accumulated losses of $79,218 since inception. We plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We currently anticipate that revenues will commence and increase in the long-term as we increase our sales and marketing activities and introduce new products relating to internet services and wireless technology. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating modest revenues from internet services and wireless technology within the next three months, however, we are not in a position to predict whether we will be able to generate sufficient sales revenues to meet operating expenses.

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

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Significant estimates include evaluation of our company’s income tax net operating loss carryforwards and valuation of non-monetary transactions in connection with the issuances of shares of common stock and common stock warrants and options.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares of common stock:

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

If we issue additional shares of common stock in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

If a market for our shares of common stock does not develop, shareholders may be unable to sell their shares of common stock.

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

The National Association of Securities Dealers Inc., or NASD, has adopted sales practice requirements, which may limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our shareholders’ ability to buy and sell our stock and which may have an adverse effect on the market for our shares of common stock.

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief operating officer. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2005, we issued 1,612,520 shares of our common stock to 14 shareholders of IPC. We issued the securities to 14 U.S. persons pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Subsequent to the quarter ended December 31, 2005, we dismissed Amisano Hanson, Chartered Accountants as our auditor in favour of Gordon Hughes & Banks, LLP. There were no reportable disagreements with Amisano Hanson and the change was made in order that our auditors be located in the same city as our head offices and as such be more accessible to our company.

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

10.1        Share Purchase Agreement dated March 5, 2005 among Zeno Inc., Linda Smith, Acropolis Investment Holdings, LLC and Gregory S. Yanke Law Corporation (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).

10.2        Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).

10.3        Surveillance Instalment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).

(16)	Letter on Change in Certifying Accountant

16.1        Letter from Amisano Hanson, Chartered Accountants regarding change in certifying accountant (incorporated by reference from our Form 8-K/A filed on January 17, 2006).

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

Dated February 14, 2006