Form 10QSB
period 2006-03-31
HS3 TECHNOLOGIES INC.
filed 2006-05-12
CIK 1297203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X ]     No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

69,966,000 shares of $0.001 par value common stock outstanding as of May 2, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

	Page
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                      23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6. Exhibits		23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HS3 Technologies, Inc. (A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of March 31, 2006 and June 30, 2005	4

Condensed Consolidated Statements of Operations

for the Three Months Ended March 31, 2006 and 2005, for the Nine Months Ended March 31, 2006,

and from December 24, 2004 (inception) to March 31, 2006	5

Condensed Consolidated Statements of Cash Flows

for the Nine Months Ended March 31, 2006, from December 24, 2004 (inception) to March 31, 2005,

and from December 24, 2004 (inception) to March 31, 2006	6

Condensed Consolidated Statement of Stockholders’ Equity

from December 24, 2004 (inception) to March 31, 2006	7
Notes to the Condensed Consolidated Financial Statements	8

HS3 TECHNOLOGIES, INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	June 30, 2005
ASSETS
Cash and cash equivalents	$53,303	$3,041
Accounts receivable	14,696	928
Inventory	68,230	-
Deposit on inventory	64,150	-
Total current assets	200,379	3,969
Furniture, fixtures and equipment, net of accumulated depreciation of $3,574 at March 31, 2006	78,709	-
Total assets	$279,088	$3,969
LIABILITIES
Accounts payable and accrued liabilities	$27,076	$500
Advance from stockholder	-	7,310
Stock subscription payable	500,000	-
Total current liabilities	527,076	7,810
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized and none issued or outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized,	69,966	1,000
69,966,000 and 2,500,000 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively
Additional paid-in capital	(69,966)	1,000
(Deficit) accumulated during the development stage	(247,988)	(5,841)
Total stockholders’ equity (deficit)	(247,988)	(3,841)
Total liabilities and stockholders’ equity (deficit)	$279,088	$3,969
See accompanying condensed consolidated notes.

HS3 TECHNOLOGIES, INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	December 24, 2004 (inception) to March 31, 2006
Gross revenues	$25,307	$1,824	$31,134	$35,857
Cost of revenues	(12,154)	-	(12,154)	(12,858)
Gross profit	13,153	1,824	18,980	22,999
Operating expenses	(182,837)	(4,962)	(262,041)	(271,901)
(Loss) from operations	(169,684)	(3,138)	(243,061)	(248,902)
Interest income (expense)	914	-	914	914
(Loss) before income taxes	(168,770)	(3,138)	(242,147)	(247,988)
Income taxes	-	-	-	-
Net (loss)	$(168,770)	$(3,138)	$(242,147)	$(247,988)
Loss per share – basic and diluted	$(0.002)	$(0.001)	$(0.006)	$(0.011)
Weighted average number of common shares outstanding	69,966,000	2,500,000	37,710,358	23,478,162
See accompanying condensed consolidated notes.

HS3 TECHNOLOGIES, INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31, 2006	December 24, 2004 (inception) to March 31, 2005	December 24, 2004 (inception) to March 31, 2006
Cash flows from operating activities
Net (loss)	$(242,147)	$(3,138)	$(247,988)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	3,574	-	3,574
Effect of recapitalization	(2,000)	-	(2,000)
Contributed services	-	-	1,000
Changes in other assets and liabilities:
Accounts receivable	(13,768)	-	(14,696)
Inventory	(68,230)	-	(68,230)
Deposit on inventory	(64,150)	-	(64,150)
Accounts payable and accrued liabilities	26,576	4,836	27,076
Net cash from (used in) operating activities	(360,145)	1,698	(365,414)
Cash flows from investing activities
Purchase of equipment	(82,283)	-	(82,283)
Net cash from (used in) investing activities	(82,283)	-	(82,283)
Cash flows from financing activities
Proceeds from stock subscription payable	500,000	-	500,000
Issuance of common stock	-	1,000	1,000
Payment on advance from stockholder	(7,310)	-	-
Net cash from (used in) investing activities	492,690	1,000	501,000
Increase (decrease) in cash and cash equivalents	50,262	2,698	53,303
Cash and cash equivalents, beginning of period	3,041	-	-
Cash and cash equivalents, end of period	$53,303	$2,698	$53,303
See accompanying condensed consolidated notes.

HS3 TECHNOLOGIES, INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				(Deficit)
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders’
	Shares	Amount	capital	stage	equity (deficit)

Balances at December 24, 2004 (inception)	-	$-	$-	$-	$-
Shares issued at $.0004 per share	2,500,000	1,000	-	-	1,000
Contributed services	-	-	1,000	-	1,000
Net (loss)	-	-	-	(5,841)	(5,841)
Balances, June 30, 2005	2,500,000	1,000	1,000	(5,841)	(3,841)
Effect of recapitalization on November 9, 2005	67,466,000	68,966	(70,966)	-	(2,000)
Net (loss)	-	-	-	(242,147)	(242,147)

Balance, March 31, 2006	69,966,000	$69,966	$(69,966)	$(247,988)	$(247,988)
See accompanying condensed consolidated notes.

HS3 TECHNOLOGIES, INC.

(formerly Zeno, Inc.)

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

HS3 Technologies, Inc. (a development stage company) was incorporated in Nevada on January 28, 2003, and herein is referred to as “the Company”. Prior to a name change in October 2005, the Company was known as Zeno, Inc. The Company also changed its fiscal year end from March 31 to June 30.

As of March 31, 2006, the Company had minimal revenue and is in the development stage of providing satellite-based internet connectivity for businesses and households. The Company will market and sell internet-based services, entertainment, and remote surveillance technologies.

On November 9, 2005, the Company acquired ip-Colo, Inc., in a reorganization, a development stage corporation organized in Colorado on December 24, 2004 (herein referred to as “ip-Colo”). On the date of the reorganization, the Company was a non-operating entity without any assets or liabilities.

Immediately prior to the reorganization, the Company had a total of 77,623,000 shares of issued and outstanding common stock. The reorganization was entered into pursuant to an Asset Purchase Agreement whereby the Company issued 1,612,520 shares of common stock to the stockholders of ip-Colo for all of the previously issued and outstanding common stock of ip-Colo. Concurrently, the Company cancelled 9,269,520 shares of common stock outstanding upon agreement with stockholders.

As a consequence of the reorganization, the former ip-Colo stockholders owned approximately 57.6% of the resultant 69,966,000 outstanding shares of the Company common stock. The reorganization was recorded as a recapitalization effected by a reverse acquisition wherein the Company is treated as the acquiree for accounting purposes, even though it was the legal acquirer. Accordingly, the results of operations included in the financial statements consist solely of the accounting acquirer, ip-Colo since its December 24, 2004 inception and the Company from the date of reorganization. Since the accounting acquiree, the Company, was previously inoperative, goodwill was not recorded.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. As noted in the Form 8-K filed with the Securities and Exchange Commission on November 9, 2005, the Company has adopted the June 30 fiscal year end of ip-Colo. The accompanying condensed consolidated financial statements and periodic report on Form 10-QSB should be read in conjunction with the Form 8-K filed on November 9, 2005.

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

On September 19, 2005, we completed a split of our share capital such that every issued and outstanding share of common stock prior to the split was exchanged for 13 post-split shares of common stock. The effective date of the split was October 11, 2005. Concurrent with the split, we amended our authorized share capital so that it now consists of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.001 per share. All share and per share amounts have been retroactively restated in this filing and the accompanying financial statements reflect the effect of the stock split.

4. Stock Subscription Payable

The Company has been in and continues to be in discussions with private equity investors and venture capital investors to secure a line of credit for working capital requirements and to assist the Company in the execution of its business plan. As of October 30, 2005, the Company has entered into a Convertible Debenture with an institutional investor whereby the Company received $500,000 in exchange for a promise to pay in full before the one year anniversary of the date of the convertible debenture including accrued interest of 5%. In lieu of cash payment, the debenture is convertible into 500,000 shares of common stock of the Company if the closing price of its common stock exceeds $1 per share. On November 29, 2005, the closing stock price exceeded $1, thus the note is to be converted into 500,000 shares of common stock. As of March 31, 2006, the shares of stock had not yet been issued and is reflected in the accompanying balance sheet as a stock subscription payable.

5. Stock Option Plan

On November 9, 2005, the Company adopted a stock option plan for its directors and employees, reserving a total of 10,000,000 shares of its common stock for issuance pursuant to grants to be made under the stock option plan. As of March 31, 2006, no options were granted under this plan.

6. Related Parties

The Company has two 13.5% stockholders: Robert A. Morrison, IV and Ronald N. Baird who are also 11.4% stockholders of another publicly held company, id-Confirm, Inc. Mr. Morrison is an officer and board member of id-Confirm, Inc. Mr. Morrison is also a business advisor and consultant to the Company. He is reimbursed for all expenses, but has not received any other stipend or form of payment for his consulting services for the period ended March 31, 2006.

The Company leases space at 1800 Boulder Street, Denver, Colorado, 80211 from Robert A. Morrison, LLC, a company owned by Mr. Morrison. The Company has agreed to a three-year lease that commenced on October 1, 2005 and includes 3,000 square feet at a cost of $4,000 per month. id-Confirm, Inc. is also located at 1800 Boulder Street, Denver, Colorado, 80211 which also leases space from Robert A. Morrison, LLC. While each company, HS3 Technologies, Inc. and id-Confirm, Inc. has their own individual employees, there are times when the employees of each company assist with tasks for the other company because of the closeness in physical location. An example of this would be staff that answers the phone for both companies. Bonnie McNamara, the Chief Financial Officer of id-Confirm, Inc. assists the Company with financial advice and oversight. No amount of id-Confirm, Inc. staff time was reimbursed by the Company during this reporting period.

The Company paid Robert A. Morrison, LLC for leasehold improvements totaling $10,500 during the month of November 2005 for the installation of HVAC system in the data operations room. In December 2005, and during the quarter ending March 31, 2006 computer equipment for $20,000 and $26,403 respectively was purchased from RAM, Computer Inc., a company in which Mr. Morrison is a minority stockholder.

On March 20, 2006, HS3 Technologies, Inc. entered into a Letter of Intent with RAM Computer Inc. whereby HS3 will issue 1,200,000 shares of stock at a price of $.55 a share and cash of $20,000 for all the shares of RAM Computer, Inc. Mr. Morrison is a minority stockholder in this company. The Letter of Intent states a closing date of no later than September 30, 2006.

7. Subsequent Events

On April 27, 2006, and May 3, 2006, respectively HS3 Technologies, Inc. has entered into an agreement with two consultants. The first with Edison and Company, LLC, a US Virgin Islands Company and specifically, Michael J. Edison who is Chief Executive Office of Edison and Company, LLC who will act as Chief Executive Officer and will be added to the Board of Directors during the period covered by this agreement. Mr. Edison will be paid $5,000 monthly and will also receive 1,000,000 shares of restricted common stock at a par value of $.001. The contract is a three year term with the term being restructured at six month rolling renewals.

The second agreement for consulting is with Micah A. Heisler who is also an employee of Edison and Company, LLC. Mr. Heisler will be paid $3,000 monthly and will assist in the pursuit of business ventures for HS3 Technologies, Inc. The term of this agreement is a three year term with the term being restructured at six month rolling renewals.

Both consultants will be reimbursed reasonable and customary business expenses on behalf of HS3 Technologies, Inc.

On May 9, 2006, HS3 Technologies, Inc. entered into a bridge loan agreement with The Regency Group, LLC for a short term line of credit in the amount of $100,000. The note is due and payable on May 9, 2007 at an annual interest rate of eight (8%) percent. Interest will be accrued monthly, but not due until the note is paid in full.

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

We were not successful in implementing our business plan or successful in raising sufficient capital to explore our properties in any material way. As management of our company investigated opportunities and challenges involved with financing and exploring our properties, management realized that the business did not present the best opportunity for our company to realize value for our stockholders. Accordingly, we abandoned our exploration plan and focussed on the identification of suitable businesses with which to enter into a business opportunity or business combination.

On or about October 10, 2005, we changed our name to HS3 Technologies, Inc.

On August 31, 2005, we entered into an asset purchase agreement with IP-Colo, Inc. (IPC). The agreement contemplated acquisition of all assets of IPC. IPC was incorporated pursuant to the laws of the State of Colorado on December 24, 2004. IPC is in the development stage of providing advanced wireless technologies, integrated with high-speed internet via satellite to provide real-time security and monitoring for many industries.

The closing of the transactions contemplated in the agreement and the acquisition by our company of all of the assets of IPC occurred on November 9, 2005. In accordance with the closing of the agreement, and effective as of November 9, 2005, we acquired all of the assets of IPC, in exchange for the issuance by our company of 1,612,520 shares of our common stock to the stockholders of IPC.

Our company had 77,623,000 shares of common stock issued and outstanding as of November 9, 2005 immediately prior to the issuance of 1,612,520 shares of common stock in connection with the closing of the agreement and prior to the cancellation of 9,269,520 shares of common stock that were outstanding on closing that have been agreed to be cancelled. The former stockholders of IPC now own 1,612,520 shares of our common stock, which represented approximately 2.30% of the issued and outstanding shares of our common stock on November 9, 2005, and 38,700,480 additional shares of common stock which represented a further 55.31% of our 69,966,000 issued and outstanding shares of common stock as of November 9, 2005.

As the stockholders of IPC now hold 57.6% of our shares of common stock, and because the business of IPC represents the only business operations of our company, the acquisition of IPC is deemed to be a reverse acquisition for accounting purposes. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file quarterly and annual reports based on the June 30 fiscal year end of IPC. Such financial statements will depict the operating results of IPC from its inception (December 24, 2004) and our company from November 9, 2005.

The shares of our common stock issued to the stockholders of IPC pursuant to the agreement and the shares of common stock issued under the subscription agreement will not be registered with the United States Securities Exchange Commission or the securities commission of any state in the United States, and were issued in reliance upon an exemption from registration under the United States Securities Act of 1933, as amended.

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

Competition

We will face competition from companies providing internet access through a variety of services, including satellite, traditional dial-up, DSL, cable modem, ISP and terrestrial wireless connections. Many of our competitors and potential competitors have established customer bases, widespread brand recognition and existing partnerships with other industry participants, as well as substantially greater financial, technical and marketing resources than we have. We expect significant competitive factors to include: price, service reliability, ease of access and use, transmission speeds, breadth of service offerings, customer support, brand recognition, operating experience, and the ability to bundle complementary services. We expect to face competition from three types of internet access providers: Ka-band satellite broadband providers, Ku-band satellite broadband providers and terrestrial internet access providers. We expect to encounter a number of challenges in competing with companies already providing terrestrial internet access. Many of these companies have an entrenched position in the marketplace and lower upfront installation charges than ours. We also expect that their monthly subscription fees may be lower than ours. Many of the major cable companies are deploying or plan to deploy broadband internet access over their cable networks, often bundled with cable television access. Other terrestrial wireless companies have also announced plans to offer broadband internet access using multi-channel multi-point distribution service, or MMDS, or local multi-point distribution service technologies. As the demand for high-speed internet access and other broadband services increases, so will competition. Increased competition may come in the form of new market entrants, greater cooperation among our competitors, whether in the form of alliances or vertical or horizontal integration, or changes in the capabilities of other companies arising from technological innovations that we cannot foresee.

Regulation

The satellite industry is highly regulated both in the United States and internationally. We are subject to the regulatory authority of the U.S. government, primarily through the FCC. The FCC is the government agency with primary authority in the United States to regulate and license commercial satellite systems, including those upon which we will be dependent. FCC rules require that satellite systems avoid interfering with other authorized users of radio spectrum, and that they comply with FCC rules governing U.S.-licensed satellite systems in general and Ka-band geostationary satellite systems in particular. The U.S. Congress has enacted the Communications Assistance for Law Enforcement Act of 1994, or CALEA, which requires that any equipment, facilities, and services deployed by telecommunications carriers meet certain electronic surveillance requirements identified in the statute. The statute specifically exempts providers of information services, such as internet service providers. We believe that the services we intend to offer will not be covered by CALEA. However, the convergence of technology continues to blur the line between exempt information services and covered telecommunications services. If we were held to be subject to the requirements of CALEA, we may have to deploy additional equipment in order to comply with the statutory obligations, and we could be subject to monetary civil penalties for failure to comply with the statute or implementing regulations.

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

Employees

As of May 6, 2006, our company had 6 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

Description of Property

Our principal executive offices are located at 1800 Boulder Street – Suite 600, Denver, Colorado, USA 80211. The 3,000 square foot space is leased for $4,000 per month from a stockholder of the Company, for a 3-year term that commenced on October 1, 2005. We believe that our principal office will be adequate for our needs for the next 3 years.

Critical Accounting Policies

We believe our revenue recognition policies are in compliance with all applicable accounting regulations. In summary, we recognize revenues from the sale of satellite and surveillance systems when it can be determined that persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the revenues are established or determinable and collectability is probable.

Plan of Operation And Cash Requirements

On September 19, 2005, we completed a split of our share capital such that every issued and outstanding share of common stock prior to the split was exchanged for 13 post-split shares of common stock. The effective date of the split was October 11, 2005. Concurrent with the split, we amended our authorized share capital so that it now consists of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.001 per share. All share and per share amounts have been retroactively restated in this filing and the accompanying financial statements to reflect the effect of the stock split.

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

We anticipate that we will expend approximately $362,500 during the twelve-month period ending February 28, 2007 to development of the internet services and wireless technology acquired from IP-Colo, Inc. We intend to provide customers with complete integrated solutions to high-speed internet and surveillance needs. We intend to supply high-speed satellite internet access to all locations in the continental United States. By replacing the need for copper or fiber-optic telephony equipment in the business or home, customers cost savings can be significant. We intend to bring service for the first time to areas and industries currently not able to access high-speed internet cost effectively. These expenditures are detailed as follows:

Estimated Funding Required During the Twelve Month Period Ended December 31, 2006

Operating expenses
Sales and Marketing	$90,000
Research and Development	15,000
Consulting and Professional Fees and Wages	10,000
Product Development	7,500
Public Relations	25,000
Travel and Promotion	15,000
General and Administrative	200,000
Total Operating Expenses	362,500
Working Capital	300,000
Total	$662,500

As at March 31, 2006, we had a net working capital deficit of $343,300 and accumulated losses of $247,988 since inception. We plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

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

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business. On May 9, 2006, we entered into a short term loan agreement with The Regency Group, LLC for a promissory note of $100,000 which is due and payable on May 9, 2007. The annual interest rate on this note is 8%.

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

We have not yet achieved sustainable positive cash flows. As such, we will depend to a large extent on outside capital over the near-term to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our operating costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

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

If we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders.

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

The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

If a market for our shares of common stock does not develop, stockholders may be unable to sell their shares of common stock.

There is currently a limited market for our common stock, which trades through the Over-the-Counter Bulletin Board quotation system. Trading of stock through the Over-the-Counter Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for stockholders to sell their stock.

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

The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our stockholders’ ability to buy and sell our stock and which may have an adverse effect on the market for our shares of common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2005, we issued 1,612,520 shares of our common stock to 14 stockholders of IPC. We issued the securities to 14 U.S. persons pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Subsequent to the quarter ended December 31, 2005, we dismissed Amisano Hanson, Chartered Accountants as our auditor in favour of Gordon Hughes & Banks, LLP, an independent registered firm of Certified Public Accountants. There were no reportable disagreements with Amisano Hanson and the change was made in order that our auditors be located in the same city as our head offices and as such be more accessible to our company.

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

HS3 TECHNOLOGIES, INC.

By:      /s/ Mark Lana

Mark Lana

President, Chief Executive Officer and Director

(Principal Executive Officer)

By:      /s/ Bonnie L. McNamara

Bonnie L. McNamara

Chief Financial Officer and Director

(Principal Financial and Accounting Officer)

Dated May 12, 2006