Form 10KSB
period 2006-06-30
HS3 TECHNOLOGIES INC.
filed 2006-10-13
CIK 1297203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  001-32289

HS3 TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	20-3598613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Boulder Street, Suite 600, Denver, CO	80211-6400
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  303.455.2550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $42,409

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [ ]	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

8,344,827 common shares @ $0.33(1) = $2,753,792.90

(1) Average of bid and ask closing prices on October 3, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

17,491,491 common shares issued and outstanding as of October 3, 2006

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “HS3” mean HS3 Technologies, Inc., unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is 1800 Boulder Street, Suite 600, Denver, Colorado 80211-6400. Our telephone number is (303) 455-2550.

Our common stock is quoted on the OTC Bulletin Board under the symbol “HSTH”.

Corporate History

We were incorporated in the State of Nevada on January 28, 2003 with authorized capital of 200,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001 under the name “Zeno, Inc.”. Following our incorporation, we focused our business efforts on establishing our company as an exploration stage mineral exploration company, with claims on properties located in the Thunder Bay Mining District of Ontario, Canada.

We were not successful in implementing our business plan or successful in raising sufficient capital to explore our properties in any material way. As management of our company investigated opportunities and challenges involved with financing and exploring our properties, management realized that the business did not present the best opportunity for our company to realize value for our stockholders. Accordingly, we abandoned our exploration plan and focused on the identification of sustainable businesses with which to enter into a business opportunity or business combination.

In October 2005, we changed our name to HS3 Technologies, Inc. and changed our year end from March 31 to June 30.

On November 9, 2005, we acquired ip-Colo, Inc., in a reorganization, which was a development stage corporation organized in Colorado on December 24, 2004. On the date of the reorganization, we were a non-operating entity without any assets or liabilities.

Immediately prior to the reorganization, we had a total of 19,405,750 shares of issued and outstanding common stock. The reorganization was entered into pursuant to an Asset Purchase Agreement whereby we issued 403,130 shares of common stock to the stockholders of ip-Colo, Inc. for all of the previously issued and outstanding common stock of ip-Colo, Inc.. Concurrently, we cancelled 2,317,380 shares of common stock outstanding upon agreement with stockholders.

As a consequence of the reorganization, the former ip-Colo, Inc. stockholders owned approximately 57.6% of the resultant 17,491,500 outstanding shares of our common stock. The reorganization was recorded as a recapitalization effected by a reverse acquisition wherein we were treated as the acquiree for accounting purposes, even though we were the legal acquirer. Accordingly, the results of operations included in the financial statements consist solely of the accounting acquirer, ip-Colo, Inc. since its December 24, 2004 inception and our company from the date of reorganization. Since our company as the accounting acquiree was previously inoperative, goodwill was not recorded.

On September 6, 2006, we effected a one (1) new for four (4) old reverse stock split of our authorized, issued and outstanding stock. As a result, our authorized capital decreased to 50,000,000 shares of common stock with a par value of $0.001 each and 2,500,000 preferred stock with a par value of $0.001 each.

We are a development stage company with minimal revenues in the business of providing satellite-based internet connectivity for businesses and households.

Our Current Business

Following the closing of the agreement with ip-Colo, Inc., our company commenced the development of the internet services and wireless technology acquired from ip-Colo, Inc.

We intend to provide customers with complete integrated solutions to high-speed internet and surveillance needs. We will supply high-speed satellite internet access to all locations in the continental United States. By replacing the need for copper or fiber-optic telephony equipment in the business or home, customers cost savings can be significant. We hope to bring service for the first time to areas and industries currently not able to access high-speed internet cost effectively.

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

We are nearing completion of a solar powered, standalone video transmission platform. Easily deployed, the unit will transmit video using our DVR via satellite or a cellular network to observers at remote locations. Potentially the units would be used for visually monitoring border security, utilities such as water storage areas, power transmission towers, oil and gas pipe lines, construction sites, disaster and first response sites. Our combination of applications and systems make these units truly unique as they work in remote or inaccessible locations where there is no access to electric networks.

We plan to continue building a sales network capable of selling our unique products to all of the continental United States.

Market

Our business involves using wireless technologies, integrated with our high-speed internet via satellite to provide real-time security and monitoring for many industries. We intend to target:

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

Research and Development

Our company’s research and development efforts are focused on enhancing our products including: (i) periodic re-design of products and incorporation of new technologies to improve performance and manufacturability; (ii) design of new product lines for additional specialized applications; and (iii) expansion and adaptation of existing products to accommodate the requirements of customer needs. Research and development efforts are conducted in-house and/or by contracted consultants.

Intellectual Property

Our company owns and operates the duly registered internet domain name: www.HS3Tech.com. The information contained in our website is not part of this current report.

Employees

As of October 3, 2006, our company had 6 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

Description of Property

Our principal executive offices are located at 1800 Boulder Street, Suite 600, Denver, Colorado, USA 80211. The 3,000 square foot space is leased for $4,000 per month from an officer and stockholder of our company, for a 3-year term that commenced on October 1, 2005. We believe that our principal office will be adequate for our needs for the next 3 years.

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

Our business plan calls for significant expenses necessary to continue the development of our business and expand our position in the market. There is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

•	support our planned growth;
•	develop or enhance new and existing products;
•	increase our marketing efforts;
•	acquire complementary businesses, products or technologies; and/or
•	respond to competitive pressures or unanticipated requirements.

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

We will derive all of our revenues from the sale of internet services and related security products. Such products and services are characterized and affected by rapid technological change, evolving industry standards and regulations and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new and established companies offering similar services and products may reduce demand for our particular products. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or regulations or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

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

To continue our growth, we will need to recruit additional senior management personnel, including persons with financial and sales experience. In addition, we must hire, train and retain a significant number of other skilled personnel in sales and marketing. We have encountered competition for these personnel. We may not be able to find or retain qualified personnel, which will have a material adverse impact on our business.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares of common stock:

•	actual or anticipated variations in our quarterly operating results;
•	announcements of new services, products, acquisitions or strategic relationships by us or our competitors;
•	trends or conditions in the internet service provider and satellite wireless industry;
•	changes in accounting treatments or principles;
•	changes in earnings estimates by securities analysts and in analyst recommendations;
•	changes in market valuations of other internet service provider and satellite wireless companies; and
•	general political, economic, regulatory and market conditions.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock.

If we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future.

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

Other Risks

Trends, Risks and Uncertainties.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of the risk factors before making an investment decision with respect to our common stock.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditors have noted in their report concerning our financial statements as of June 30, 2006 that we have incurred substantial losses since inception, which raises substantial doubt abut our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See our auditors’ report on our consolidated financial statements elsewhere in this Form 10-KSB.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Item 2.	Description of Property.

Principal Offices

Our principal offices are located at 1800 Boulder Street, Suite 600, Denver, Colorado 80211-6400. Our telephone number at our principal office is (303) 455-2550. The 3,000 square foot space is leased for $4,000 per month for a 3 year term that commenced on October 1, 2005. We believe that our principal office is adequate for our needs.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our Common stock is quoted on the OTC Bulletin Board under the Symbol “HSTH”. Our stock was originally approved for trading on the OTC Bulletin Board under the symbol “ZNNO”. On November 25, 2005 our symbol was changed to “HSTT” in connection with a change of name. On September 6, 2006 our symbol was changed to “HSTH” in connection with a forward stock split.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
June 30, 2006	$1.28	$0.32
March 31, 2006	$2.64	$1.04
December 31, 2005	$4.52	$2.08
September 30, 2005	$n/a	$n/a

(1)	Our common stock received approval for quotation on July 20, 2005. The first trade occurred on October 12, 2005.

On October 3, 2006, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.35.

As of October 3, 2006, there were 42 holders of record of our common stock. As of such date, 17,491,491 common shares were issued and outstanding.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128-8351 (Telephone: (775) 562-4091; Facsimile: (775) 974-1444) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

In connection with the closing of the Agreement on November 9, 2005, we issued an aggregate of 403,130 shares of common stock to the fourteen shareholders of IPC. The shares of our common stock issued to the shareholders of IPC were issued in reliance upon an exemption from registration in an offering of securities pursuant to the United States Securities Act of 1933, as amended.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the Stock Option Plan described below.

Stock Option Plan

On November 9, 2005, the Company adopted the 2005 Stock Option Plan for its directors and employees, reserving a total of 2,500,000 shares of its common stock for issuance pursuant to grants to be made under the stock option plan. As of June 30, 2006, no options were granted under this plan.

The purpose of the 2005 Stock Option Plan is to retain the services of valued key employees and consultants of our company and such other persons as shall be select in accordance with the 2005 Stock Option Plan, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of the shareholders of our company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants.

The exercise price of shares subject to any option must be at least 100% of the fair market value of the shares on the date of grant. The maximum term of any stock option is 5 years from the date the option is granted. The 2005 Stock Option Plan shall terminate on November 9, 2015.

Item 6.	Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

We are a development stage company that has generated minimal revenues.

Our operating expenses consist mostly of general and administrative expenses. The amount incurred by our company during the period from on inception to June 30, 2006 was $472,686.

We anticipate that we will require up to $1,500,000 for the 12 months ending June 30, 2007 to develop our internet and wireless technology products and provide for the expansion and adaptation of existing products to accommodate the requirements of customer needs.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next twelve-month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At June 30, 2006, we had a working capital deficit of $449,357 compared to working capital deficit of $5,841 as at June 30, 2005.

At June 30, 2006, our total current assets were $144,905, which consists of $13,616 cash, compared to total current assets of $3,969 as at June 30, 2005.

At June 30, 2006, our total current liabilities were $675,845 compared to total current liabilities of $7,810 as at June 30, 2005.

At June 30, 2006, we had cash on hand of $13,616 compared to $3,041 as at June 30, 2005.

For the year ended June 30, 2006, we posted a net loss of $444,770 compared to $5,841 for the period from inception to June 30, 2005. Since inception, we have posted a net loss of $450,611. The principal components of the loss for the year ended June 30, 2006 were professional fees and general and administrative fees.

For the year ended June 30, 2006, we incurred operating expenses of $462,826 compared to $472,686 for the period from incorporation to June 30, 2006.

We estimate that our monthly burn rate will be $85,000.

Cash Requirements

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Estimated Funding Required During the Twelve Month Period Ended June 30, 2007

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

Going Concern

Due to our being a development stage company and not having generated significant revenues, in the Audit Report by our Independent Registered Public Accounting Firm for the year ended June 30, 2006, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have historically incurred losses, and through June 30, 2006 have incurred losses of $450,611 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Inventory

Inventory consists of finished goods purchased from third-party manufacturers and is valued at the lower of average cost or market. Average cost is determined using the first-in, first-out method of accounting.

Recently Issued Accounting Standards

SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”, SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123R (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153, 154, 155 and 123R (revised 2004) have no current applicability to our company and have no effect on the financial statements.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statements of Operations

Statements of Changes in Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to the Consolidated Financial Statements

- F1-

HS3 Technologies, Inc.
(a development stage company)

Consolidated Balance Sheet	June 30,2006

ASSETS
Current Assets
Cash and cash equivalents	$13,616
Accounts receivable	9,946
Inventory	112,993
Deposit on inventory	8,350
Total current assets	144,905

Furniture, fixtures and equipment, net of accumulated depreciation
of $7,688	80,329
Total assets	$225,234

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$75,845
Convertible debenture	500,000
Note payable	100,000

Total Current Liabilities	675,845

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,500,000 shares authorized;
none issued or outstanding	-
Common stock, $0.001 par value, 50,000,000 authorized;
17,491,500 shares issued and outstanding	17,492
Additional paid-in capital	(17,492)
(Deficit) accumulated during development stage	(450,611)
Total stockholders' equity (deficit)	(450,611)

Total liabilities and stockholders' equity (deficit)	$225,234

The accompanying notes are an integral part of these consolidated financial statements

- F2-

HS3 Technologies, Inc.		For the	For the Cumulative
(a development stage company)		Period from	Period from
	For the Year	December 24, 2004	December 24, 2004
	ended	(inception) to	(inception) to
Consolidated Statements of Operations	June 30, 2006	June 30, 2005	June 30, 2006

Net sales	$42,409	$4,723	$47,132

Cost of goods sold	23,099	704	23,803

Gross profit	19,310	4,019	23,329

Operating expenses:
Sales & marketing	53,415	-	53,415
General and administrative	401,723	9,860	411,583
Depreciation	7,688	-	7,688
Total operating expenses	462,826	9,860	472,686

Income (loss) from operations	(443,516)	(5,841)	(449,357)

Other income (expense)
Interest income	1,203	-	1,203
Other expense	(2,457)	-	(2,457)
Total other income (expense)	(1,254)	-	(1,254)

Net (loss)	$(444,770)	$(5,841)	$(450,611)

Net (loss) per share-basic and diluted	$(0.04)	$(0.01)	$(0.06)

Weighted average number of common shares
outstanding basic and diluted	11,869,333	625,000	7,947,611

The accompanying notes are an integral part of these consolidated financial statements

- F3-

HS3 Technologies, Inc.
(a development stage company)

Consolidated Statement of Stockholders' Equity (Deficit)				(Deficit)
Period from December 24, 2004 (inception) to June 30, 2006				accumulated	Total
			Additional	during	Stockholders'
	Common Stock		Paid-in	development	Equity
	Shares	Amount	Capital	stage	(deficit)
Inception, December 24, 2004	-	$-	$-	$-	$-

Shares issued for cash	625,000	625	375	-	1,000

Contributed services	-	-	1,000	-	1,000

Net (loss) for the period ended June 30, 2005	-	-	-	(5,841)	(5,841)

Balances as of June 30, 2005	625,000	625	1,375	(5,841)	(3,841)

Effect of recapitalization on
November 9, 2005	16,866,500	16,867	(18,867)	-	(2,000)

Net (loss)	-	-	-	(444,770)	(444,770)

Balances as of June 30, 2006	17,491,500	$17,492	$(17,492)	$(450,611)	$(450,611)

The accompanying notes are an integral part of these consolidated financial statements

- F4-

HS3 Technologies, Inc.		For the	For the Cumulative
(a development stage company)		Period from	Period from
	For the Year	December 24, 2004	December 24, 2004
	ended	(inception) to	(inception) to
Consolidated Statements of Cash Flows	June 30, 2006	June 30, 2005	June 30, 2006

Cash flows from operating activities:
Net (loss)	$(444,770)	$(5,841)	$(450,611)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation	7,688	-	7,688
Contributed services	-	1,000	1,000
Effect of recapitalization	(2,000)	-	(2,000)
Changes in other current assets and liabilities:
Accounts receivable	(9,018)	(928)	(9,946)
Inventory	(112,993)	-	(112,993)
Deposit on inventory	(8,350)	-	(8,350)
Accounts payable and accrued liabilities	75,345	500	75,845
Net cash (used in) operating activities	(494,098)	(5,269)	(499,367)

Cash flows from investing activities:
Purchase of fixed assets	(88,017)	-	(88,017)
Net cash from (used in) investing activities	(88,017)	-	(88,017)

Cash flows from financing activities:
Proceeds from convertible debenture	500,000	-	500,000
Issuance of common stock	-	1,000	1,000
Advance from stockholder	(7,310)	7,310	-
Proceeds from note payable	100,000	-	100,000
Net cash flow provided by financing activities	592,690	8,310	601,000

Increase in cash and cash equivalents	10,575	3,041	13,616

Cash and cash equivalents, beginning of period	3,041	-	-

Cash and cash equivalents, end of period	$13,616	$3,041	$13,616

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

- F5-

HS3 Technologies, Inc. (A development stage company)
Notes to Consolidated Financial Statements

1. Organization and Business

HS3 Technologies, Inc. (a development stage company) was incorporated in Nevada on January 28, 2003, and herein is referred to as “the Company”. Prior to a name change in October 2005, the Company was known as Zeno, Inc. The Company also changed its fiscal year end from March 31 to June 30.

As of June 30, 2006, the Company had minimal revenue and is in the development stage of providing satellite-based internet connectivity for businesses and households. The Company will market and sell internet-based services, entertainment, and remote surveillance technologies. Principal activities to date have consisted of organizing the Company, developing a business plan, assembling a management team and network of professional consultants and professionals, preliminary product design and capital formation.

(a) Reorganization on November 18, 2004

On November 9, 2005, the Company acquired ip-Colo, Inc. in a reorganization, which was a development stage corporation organized in Colorado on December 24, 2004 (herein referred to as “ip-Colo”). On the date of the reorganization, the Company was a non-operating entity without any assets or liabilities.

Immediately prior to the reorganization, the Company had a total of 19,405,750 shares of issued and outstanding common stock. The reorganization was entered into pursuant to an Asset Purchase Agreement whereby the Company issued 403,130 shares of common stock to the stockholders of ip-Colo for all of the previously issued and outstanding common stock of ip-Colo. Concurrently, the Company cancelled 2,317,380 shares of common stock outstanding upon agreement with stockholders.

As a consequence of the reorganization, the former ip-Colo shareholders owned approximately 57.6% of the resultant 17,491,500 outstanding shares of the Company common stock. The reorganization was recorded as a recapitalization effected by a reverse acquisition wherein the Company is treated as the acquiree for accounting purposes, even though it was the legal acquirer. Accordingly, the results of operations included in the financial statements consist solely of the accounting acquirer, ip-Colo since its December 24, 2004 inception and from the date of reorganization. Since the accounting acquiree, the Company, was previously inoperative, goodwill was not recorded.

Effective September 6, 2006, as described more fully in Note 10, the Company effected a reverse one for four reverse stock split of authorized, issued and outstanding common stock. The effects of the reverse stock split have been retroactively presented in the historical and accompanying financial statements.

(b) Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At present, the Company is in the development stage, is wholly reliant on its ability to raise additional capital for future financing needs and has had minimal revenues, saleable product, service or other business operations through June 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to address this uncertainty include completion of product acquisition, development of a sales force and initiating revenue producing activities. In the first quarter of 2007, management continues to aggressively pursue alternative financing arrangements to assist in meeting these goals.

- F6-

HS3 Technologies, Inc. (A development stage company)
Notes to Consolidated Financial Statements

2. Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ip-Colo. All inter-company balances and transactions have been eliminated.

(b) Accounting Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

(c) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. At June 30, 2006 cash and cash equivalents consisted of cash.

(d) Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of five (5) years. Depreciation expense for the fiscal year ended June 30, 2006, the period from inception through June 30, 2005, and the cumulative period from inception to June 30, 2006 was $7,688, $0, and $7,688 respectively.

(e) Inventory

Inventory consists of finished goods purchased from third-party manufacturers and is valued at the lower of average cost or market. Average cost is determined using the first-in, first-out method of accounting.

(f) Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

(g) Advertising Expenses

The Company expenses advertising costs as incurred. The Company incurred $69,259, $0, and $69,259 advertising and promotion expenses for year ended June 30, 2006, the period from December 24, 2004 (inception) through June 30, 2005, and the cumulative period from inception to June 30, 2006, respectively.

- F7-

HS3 Technologies, Inc. (A development stage company)
Notes to Consolidated Financial Statements

2. Significant Accounting Policies (continued)

(h) Research and Development Costs

The Company has not incurred any research and development costs.

(i) Organization Costs

The Company accounts for organization costs under the provisions of Statement of Position 98-5, Reporting on the Costs of Start-Up Activities which requires that all organization costs be expensed as incurred.

(j) Loss Per Share

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed on the basis of the average number of common shares outstanding plus the dilutive effect of stock options and warrants. In periods of net loss, there are no diluted earnings per share since the result would be anti-dilutive.

(k) Financial Instruments

The fair value of financial instruments is determined at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be ascertained with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant currency, interest or credit risks arising from these financial instruments.

(l) Income Taxes

The Company has adopted SFAS No. 109, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

(m) Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based compensation recommended by of SFAS No. 123, Accounting for Stock Based Compensation.

The fair value of stock options is estimated at the grant date using the Black-Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect

- F8-

HS3 Technologies, Inc. (A development stage company)
Notes to Consolidated Financial Statements

2. Significant Accounting Policies (continued)

management’s best estimate, they involve inherent uncertainties based on market conditions generally outside the control of the Company. If future market conditions are different than the assumption used, stock-based compensation expense could be significantly different.

(n) Comprehensive Income

The Company had no items of comprehensive income for the year ended June 30, 2006, for the period from December 24, 2004 (inception) through June 30, 2005, or for the period from December 24, 2004 (inception) through June 30, 2006.

(o) Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

(p) Effect of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”). This statement requires that we record all share-based payment expense in our financial statements based on a fair value methodology.  On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS 123(R) starting with our first quarter of our fiscal year beginning May 1, 2006. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff’s views regarding share-based payment arrangements for public companies. We are evaluating the impact of the new standards and, although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Accounting for Stock-Based Compensation had we been expensing under the new rule.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (“APB”) Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.

- F9-

HS3 Technologies, Inc. (A development stage company)
Notes to Consolidated Financial Statements

2. Significant Accounting Policies (continued)

The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s consolidated financial position and results of operations.

Management does not expect the adoption of these rules and pronouncements to have a material impact on the Company’s financial statements.

3. Convertible Debenture

On October 10, 2005, the Company received total gross proceeds of $500,000 and issued a convertible debenture, convertible into 125,000 shares of common stock at the option of the Company once the fair market value of the Company’s common stock exceeds $4.00 per share. The Debenture matures on October 30, 2006. and is due and payable in full.

Interest was to accrue and be paid in full at 5% per annum if the acquisition of ip-Colo, Inc. did not occur within 120 days of the closing of the debenture. As described in Note 1 in the accompanying footnotes, the acquisition of ip-Colo, Inc. did occur on November 9, 2005 or within 29 days of the closing of the debenture. Thus, no interest is due or payable. Further, the fair value of the Company’s stock did exceed $4.00 per share as quoted on the Over-the-Counter Bulletin Board in November 2005. Therefore, the Company may convert the outstanding debenture on or before the maturity date of October 30, 2006 using a conversion price of $4.00 per share, or into 125,000 shares. As of June 30, 2006, the convertible debenture remains outstanding as an obligation of the Company.

4. Note Payable

On May 9, 2006, the Company entered into an unsecured short-term promissory note for $100,000. The note bears interest at 8% annually and is due in full on May 9, 2007.

- F10-

HS3 Technologies, Inc. (A development stage company)
Notes to Consolidated Financial Statements

5. Stockholders’ Equity (Deficit) and Stock Option Plan

The Company, as described in Note 1, was capitalized with the reorganization that occurred on November 9, 2004, resulting in 16,866,500 shares of common stock being issued.

During the fiscal period ended June 30, 2005, the Company issued 625,000 shares of common stock for $1,000.

During the fiscal period ended June 30, 2005, the Company received contributed services from members of management valued at $1,000.

The board of directors has approved a Stock Option Plan (the ”Plan”) authorizing the issuance of a total of 10,000,000 shares pursuant to which directors, officers, employees of the Company are eligible to receive grants of options for the Company’s common stock. Each stock option entities its holder to purchase one common share of the Company. The Plan is administrated by the board of directors but is subject to the approval of the Company’s stockholders.

To date, no options have been granted under this plan.

6. Commitments and Contingencies

In connection with its rental of office/operations space, the Company has entered into a 5-year lease with a company controlled by an officer and stockholder. The Company incurred $35,500, $4,000, and $39,500 in rental expense for year ended June 30, 2006, the period from December 24, 2004 (inception) through June 30, 2005, and the cumulative period from inception to June 30, 2006, respectively. Future minimum rentals under the lease are as follows:

Year Ending June 30,	Minimum rentals
2007	$48,000
2008	48,000
2009	48,000
2010	48,000
$192,000

7. Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. As of June 30, 2006, financial instruments that potentially expose the Company to credit risk consist of cash.

The Company maintains cash balances in a high quality financial institution. The Federal Deposit Insurance Corporation insures the accounts up to $100,000. Management believes the risk of loss to be minimal.

8. Income Taxes

As of June 30, 2006, the Company had approximately $428,000 in pretax federal and state net operating loss carryforwards expiring in 2025 and 2026.

- F11-

HS3 Technologies, Inc. (A development stage company)
Notes to Consolidated Financial Statements

8. Income Taxes (continued)

The Company provides for deferred taxes arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from allowance accounts and depreciation.

The deferred tax asset that results from such operating loss carryforwards and temporary differences of approximately $165,000 as of June 30, 2006 , has been fully reserved for in the accompanying consolidated financial statements as follows;

Deferred tax liabilities	$-
Deferred tax assets
Net operating loss deductions	$165,000
Other deferred assets	-
Total deferred tax assets	165,000
Valuation allowance	(165,000)
$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is as follows:

	Year ended June 30, 2006	Inception to June 30, 2005	Inception to June 30, 2006
Federal Statutory tax (benefit) rate	(34.0%)	(34.0%)	(34.0%)
State taxes, net of federal tax (benefit) rate	(4.63%)	(4.63%)	(4.63%)
Effective tax rate	(38.63%)	(38.63%)	(38.63%)
Valuation allowance	(38.63%)	(38.63%)	(38.63%)
Effective income tax rate	-	-	-

- F12-

HS3 Technologies, Inc. (A development stage company)
Notes to Consolidated Financial Statements

9.	Related party transactions

The Company leases office space from a company controlled by a major stockholder. Rental payments made under the operating lease for 2006 were $35,500. See Note 6. For the year ended June 30, 2006, computer equipment (servers and computer hardware ) for $51,000 was purchased from a company controlled by a major stockholder of the Company. Also during this year, leasehold improvements totaling $10,500 were paid to the landlord, which is an entity controlled by a major stockholder of the Company. In addition, included in accounts receivable and accounts payable as of June 30, 2006, are $3,331 and $20,868 respectively, resulting from activities of the Company associated with various entities controlled by a major stockholder of the Company.

10. Subsequent events (Unaudited)

On August 8, 2006, the Company entered into a short term promissory note for $15,000. The note matures on August 8, 2007, and bears interest at a rate of 8% per annum. The promissory note is unsecured.

On August 23, 2006, the Company entered into two convertible bridge loans aggregating $50,000. The notes bear interest at 10% and are due no later than December 31, 2006, if certain conditions are not met by the Company.

On September 19, 2006, the Company entered into two convertible bridge loans aggregating $24,000. The notes bear interest at 10% and are due no later than December 31, 2006, if certain conditions are not met by the Company.

The holders, at their option, may convert, at any time until the close of business on the business day before the date of final maturity of the convertible debentures, all or any portion of the principal amount of the convertible debentures into fully paid and non-assessable shares of common stock at the conversion price of $0.02 per share at the date of conversion. The conversion is contingent upon the Company completing a 4 for 1 reverse split of its common stock, which was completed on September 6, 2006.

In connection with the convertible bridge loans, a total of 2,500,000 warrants were issued collectively to the bridge loan holders. The warrants are exercisable at any time at an exercise price of $0.03 per share, for a period of two years.

In late September 2006, the Company completed a series of equity private placements aggregating $275,000 by issuing 3,437,500 shares of common stock at a purchase price of $0.08 per share. In connection with these subscriptions, an individual received stock purchase warrants for 3,437,500 shares of common stock at an exercise price of $0.12 per share. The stock purchase warrants are exercisable for a period of 24 months from the date of issue.

In addition, the Company is preparing to file a new registration statement to register additional shares underlying the convertible bridge loans and private placements as provided for in the subscription agreements. The Company is required to file the registration statement within 90 days of the agreements.

Effective September 6, 2006, the Company has effected a one (1) new for four (4) old reverse stock split of our authorized, issued and outstanding common stock. As a result, the authorized capital has decreased from

- F13-

HS3 Technologies, Inc. (A development stage company)
Notes to Consolidated Financial Statements

10. Subsequent events (Unaudited) (continued)

200,000,000 shares of common stock with a par value of $0.001 each and 10,000,000 preferred stock with a par value of $0.001 each to 50,000,000 shares of common stock with a par value of $0.001 each and 2,500,000 preferred stock with a par value of $0.001 each. The issued and outstanding share capital has decreased from 69,966,000 shares of common stock to 17,491,500 shares of common stock.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at October 3, 2006, our sole director and executive officer, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Mark Lana	President, Treasurer, Secretary and Director	52	November 9, 2005

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mark Lana

Mr. Lana was appointed as President and Chief Executive Officer on November 9, 2005 and as a member of our board of directors on November 21, 2005.

Mr. Lana has been an entrepreneur for over 30 years. He owned and operated several multi-unit and corporate extended stay hotels each with a staff of over 10 people in the Denver metro area for the past 20 years. He was involved in the housing industry and built, remodeled and refurbished single family and multi-unit dwellings. Mr. Lana has been involved in developing markets and putting together the financing for commercial real estate transactions and acquisitions. He has been involved with software development for medical transcription services and for payroll efficiencies in the hotel/motel labor market. During the 1990's Mr. Lana was able to develop a system of medical records transcriptions that enabled records to be transcribed at several remote locations and then be centrally transmitted back to the hospital/clinic. His software applications were used by the Denver medical profession for use in delivering radiology reports to medical facilities and physician's offices from remote locations.

Committees of the Board

Audit Committee

We do not have an Audit Committee, our sole director performs the functions of an Audit Committee. The current size of our board of directors does not facilitate the establishment of a separate committee.

Nominating Committee

We do not have a Nominating Committee, our sole director performs the functions of a Nominating Committee and oversees the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Compensation Committee

We do not have a compensation committee.

Significant Employees

We currently do not have any significant employees.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our sole director and executive officer, promoters or control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Our board of directors have not yet established a Code of Ethics and Business Conduct.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our sole director is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning the compensation earned by our President and each of our three other most highly compensated executive officers whose aggregate salary and bonus for the fiscal years ended June 30, 2006, 2005 and 2004 was in excess of $100,000.

Long Term Compensation
		Annual Compensation			Awards		Pay- outs
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SAR's Granted	Restricted Stock Awards	LTIP Pay- outs	All Other Compen- sation
Mark Lana(1) President and Chief Executive Officer	2006 2005 2004	$85,000 $Nil $Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Lougene Baird(2) former Chief Operating Officer and Secretary	2006 2005 2004	$Nil $Nil $Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Bonnie McNamara(3) former Chief Financial Officer	2006 2005 2004	$Nil $Nil $Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Frank McGill(4) former President and Chief Executive Officer	2006 2005 2004	N/A $Nil $Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Linda Smith(5) former Chief Financial Officer and Treasurer	2006 2005 2004	N/A $Nil $Nil	N/A Nil Nil	N/A $7,125 Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil

(1)	Mr. Lana was appointed President and Chief Executive Officer on November 9, 2005.
(2)	Ms. Baird was appointed Chief Operating Officer and Secretary on November 9, 2005 and resigned as an officer on March 8, 2006.
(3)	Ms. McNamara was appointed Chief Financial Officer on March 14, 2006 and resigned on June 13, 2006.

(4)	Mr. McGill resigned as President and Chief Executive Officer on November 9, 2005.
(5)	Ms. Smith resigned as Chief Financial Officer and Treasurer on November 9, 2005

Stock Options and Stock Appreciation Rights

From the date of inception to June 30, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on June 30, 2006.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to June 30, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our sole director and executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of October 3, 2006, there were 17,491,491 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of October 3, 2006 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Mark Lana 1800 Boulder Street, Suite 600 Denver, CO 80211	2,377,113 common shares	13.59%
Lougene Baird PO Box 5035 Kailua, HI 96745	2,377,113 common shares	13.59%
Dimitrios Gountis 7400 E. Orchard Rd #290 Greenwood Village, CO 80111	1,007,500 common shares	5.76%
Robert A. Morrison, IV 1800 Boulder Street, Suite 600 Denver, CO 80211	2,377,113 common shares	13.59%
S & G Holdings 5198 S. Memphis Ct Centennial, CO 80015	1,007,825 common shares	5.76%
Directors and Officers as a group (1 person)	2,377,113 common shares	13.59%
(1)

Based on 17,491,491 shares of common stock issued and outstanding as of October 3, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions.

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan of HS3 Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).
(10)	Material Contracts
10.1

Share Purchase Agreement dated March 5, 2005 among Zeno Inc., Linda Smith, Acropolis Investment Holdings, LLC and Gregory S. Yanke Law Corporation (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).
10.3	Surveillance Instalment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).
(16)	Letter on Change in Certifying Accountant
16.1	Letter from Amisano Hanson, Chartered Accountants regarding change in certifying accountant (incorporated by reference from our Form 8-K/A filed on January 17, 2006).
(31)	Section 302 Certifications
31.1*	Section 302 Certification.
(32)	Section 906 Certification
32.1*	Section 906 Certification.

*Filed herewith

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the year ended June 30, 2006 and June 30, 2005:

Services	2006	2005
Audit fees	$9,000	$5,500
Tax fees	$Nil	$Nil
All other fees	$Nil	$Nil

Total fees	$9,000	$5,500

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Gordon Hughes & Banks, LLP for the fiscal year ended June 30, 2006 and with Amisano Hanson for the fiscal year ended June 30, 2005 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Gordon Hughes & Banks, LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Gordon Hughes & Banks, LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Gordon Hughes & Banks, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (the functions of which are performed by our sole director); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our sole director pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our sole director has considered the nature and amount of fees billed by Gordon Hughes & Banks, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Gordon Hughes & Banks, LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES INC.

By: /s/ Mark Lana

Mark Lana

President, Chief Executive Officer and Director

Principal Executive Officer, Principal Accounting

Office and Principal Financial Officer

Date: October 13, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mark Lana

Mark Lana

President, Chief Executive Officer and Director

Principal Executive Officer, Principal Accounting

Office and Principal Financial Officer

Date: October 13, 2006.