Form 10KSB/A
period 2006-06-30
HS3 TECHNOLOGIES INC.
filed 2006-10-19
CIK 1297203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  001-32289

HS3 TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	20-3598613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Boulder Street, Suite 600, Denver, CO	80211-6400
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  303.455.2550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.   $42,409

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [ ]	No ☒

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

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

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

The satellites that we will rely upon will operate in the Ka-band portion of the radio-frequency spectrum. Satellites of this type have inherent technological limitations, the most significant being latency and an occurrence known as rain fade. In addition, two-way communications satellites generally have a fixed capacity limitation. Each of these limitations could cause us to lose customers and could adversely affect the quality of our service, revenue and ability to achieve or sustain profitability. Latency: Latency is the delay caused by the time it takes for data traveling in a network to travel up to one of the satellites and back to earth. GEO satellites have a relatively high round-trip latency compared to satellite systems closer to the earth or broadband systems located on the earth. While the latency of low-orbit satellite and terrestrial-based broadband signals is approximately 30 to 70 milliseconds, the latency of GEO satellite signals is approximately 250 milliseconds, or one-quarter of a second. This relatively high latency will prevent our satellite system from supporting, in a high-quality fashion, time-sensitive services such as toll-quality voice calls and highly interactive games, or similar products and services that may be developed and introduced over broadband networks in the future. This limitation could affect our ability to compete with other broadband internet services, such as terrestrial broadband services, that do not experience similar latency. Rain Fade: Rainfall affects Ka-band signals more severely than signals in the lower frequency satellite communication bands currently in use, such as Ku-band. This occurrence is known as rain fade. Our service could slow down or even stop during periods of heavy rain. This limitation could adversely impact the quality and market acceptance of our services. Fixed Capacity: Satellites have a fixed amount of capacity to handle two-way data traffic. As a result, we might not be able to meet our customers’ transmission speed expectations. The transmission speeds we can deliver to our customers at any particular time depend on several factors that we cannot predict, such as the number of customers online at any one time, the connection speeds used by these customers, their usage patterns, the types and quantity of content accessed over our system and the geographic location of our customers. Although we have designed our system to account for anticipated usage patterns, we might not be able to provide a satisfactory broadband experience for our customers at all times due to capacity constraints. If we do not have sufficient capacity on a particular satellite or in a specific geographic region to meet the peak demand levels, some of our customers will experience service degradation, such as slower than expected access speeds, which could damage our business reputation, cause customer dissatisfaction and result in a loss of customers. Installing additional capacity or reallocating existing capacity could be expensive and time consuming. As a result, our fixed-capacity limitation could negatively affect our revenue.

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

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

The following consolidated financial statements are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firms              F1 - F2

Balance Sheet                                                                                                F3

Statements of Operations                                                                            F4

Statements of Changes in Stockholders’ Equity (Deficit)                       F5

Statements of Cash Flows                                                                            F6

Notes to the Consolidated Financial Statements                                     F7 - F15

- F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HS3 Technologies, Inc.

(a development stage company)

Denver, Colorado

We have audited the accompanying consolidated balance sheet of HS3 Technologies, Inc. (a company in the development stage-the “Company”) as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2006 and the cumulative period from December 24, 2004 (inception) to June 30, 2006. We did not audit the cumulative period from December 24, 2004 (inception) to June 30, 2005. Those amounts were audited by other auditors, whose report dated September 15, 2005 has been furnished to us, and our opinion, insofar as it relates to the cumulative amounts from December 24, 2004 (inception) to June 30, 2005, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our report and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of HS3 Technologies, Inc. as of June 30, 2006, and the results of its operations and its cash flows for the year then ended and for the cumulative period from December 24, 2004 (inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s lack of revenues and operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

September 18, 2006

- F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

IPCOLO, Inc.

Denver, Colorado

We have audited the balance sheet of IPCOLO, Inc. (A Development Stage Company) as of June 30, 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows from inception (December 24, 2004) through June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPCOLO, Inc. (A Development Stage Company) as of June 30, 2005, and the results of its operations and its cash flows from inception (December 24, 2004) through June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 the Company has been in the development stage since inception and has no significant revenue generating operations. Realization of the Company’s assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company cannot continue in existence.

Stark Winter Schenkein & Co., LLP

Denver, Colorado

September 15, 2005

- F3-

HS3 Technologies, Inc.
(a development stage company)

Consolidated Balance Sheet	June 30,2006

ASSETS
Current Assets
Cash and cash equivalents	$13,616
Accounts receivable	9,946
Inventory	112,993
Deposit on inventory	8,350
Total current assets	144,905

Furniture, fixtures and equipment, net of accumulated depreciation
of $7,688	80,329
Total assets	$225,234

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$75,845
Convertible debenture	500,000
Note payable	100,000

Total Current Liabilities	675,845

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 2,500,000 shares authorized;
none issued or outstanding	-
Common stock, $0.001 par value, 50,000,000 authorized;
17,491,500 shares issued and outstanding	17,492
Additional paid-in capital	(17,492)
(Deficit) accumulated during development stage	(450,611)
Total stockholders’ equity (deficit)	(450,611)

Total liabilities and stockholders’ equity (deficit)	$225,234

The accompanying notes are an integral part of these consolidated financial statements

- F4-

HS3 Technologies, Inc.		For the	For the Cumulative
(a development stage company)		Period from	Period from
	For the Year	December 24, 2004	December 24, 2004
	ended	(inception) to	(inception) to
Consolidated Statements of Operations	June 30, 2006	June 30, 2005	June 30, 2006

Net sales	$42,409	$4,723	$47,132

Cost of goods sold	23,099	704	23,803

Gross profit	19,310	4,019	23,329

Operating expenses:
Sales & marketing	53,415	-	53,415
General and administrative	401,723	9,860	411,583
Depreciation	7,688	-	7,688
Total operating expenses	462,826	9,860	472,686

Income (loss) from operations	(443,516)	(5,841)	(449,357)

Other income (expense)
Interest income	1,203	-	1,203
Other expense	(2,457)	-	(2,457)
Total other income (expense)	(1,254)	-	(1,254)

Net (loss)	$(444,770)	$(5,841)	$(450,611)

Net (loss) per share-basic and diluted	$(0.04)	$(0.01)	$(0.06)

Weighted average number of common shares
outstanding basic and diluted	11,869,333	625,000	7,947,611

The accompanying notes are an integral part of these consolidated financial statements

- F5-

HS3 Technologies, Inc.
(a development stage company)

Consolidated Statement of Stockholders’ Equity (Deficit)				(Deficit)
Period from December 24, 2004 (inception) to June 30, 2006				accumulated	Total
			Additional	during	Stockholders’
	Common Stock		Paid-in	development	Equity
	Shares	Amount	Capital	stage	(deficit)
Inception, December 24, 2004	-	$-	$-	$-	$-

Shares issued for cash	625,000	625	375	-	1,000

Contributed services	-	-	1,000	-	1,000

Net (loss) for the period ended June 30, 2005	-	-	-	(5,841)	(5,841)

Balances as of June 30, 2005	625,000	625	1,375	(5,841)	(3,841)

Effect of recapitalization on
November 9, 2005	16,866,500	16,867	(18,867)	-	(2,000)

Net (loss)	-	-	-	(444,770)	(444,770)

Balances as of June 30, 2006	17,491,500	$17,492	$(17,492)	$(450,611)	$(450,611)

The accompanying notes are an integral part of these consolidated financial statements

- F6-

HS3 Technologies, Inc.		For the	For the Cumulative
(a development stage company)		Period from	Period from
	For the Year	December 24, 2004	December 24, 2004
	ended	(inception) to	(inception) to
Consolidated Statements of Cash Flows	June 30, 2006	June 30, 2005	June 30, 2006

Cash flows from operating activities:
Net (loss)	$(444,770)	$(5,841)	$(450,611)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation	7,688	-	7,688
Contributed services	-	1,000	1,000
Effect of recapitalization	(2,000)	-	(2,000)
Changes in other current assets and liabilities:
Accounts receivable	(9,018)	(928)	(9,946)
Inventory	(112,993)	-	(112,993)
Deposit on inventory	(8,350)	-	(8,350)
Accounts payable and accrued liabilities	75,345	500	75,845
Net cash (used in) operating activities	(494,098)	(5,269)	(499,367)

Cash flows from investing activities:
Purchase of fixed assets	(88,017)	-	(88,017)
Net cash from (used in) investing activities	(88,017)	-	(88,017)

Cash flows from financing activities:
Proceeds from convertible debenture	500,000	-	500,000
Issuance of common stock	-	1,000	1,000
Advance from stockholder	(7,310)	7,310	-
Proceeds from note payable	100,000	-	100,000
Net cash flow provided by financing activities	592,690	8,310	601,000

Increase in cash and cash equivalents	10,575	3,041	13,616

Cash and cash equivalents, beginning of period	3,041	-	-

Cash and cash equivalents, end of period	$13,616	$3,041	$13,616

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

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

(o) Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets–an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

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

The board of directors has approved a Stock Option Plan (the “Plan”) authorizing the issuance of a total of 10,000,000 shares pursuant to which directors, officers, employees of the Company are eligible to receive grants of options for the Company’s common stock. Each stock option entities its holder to purchase one common share of the Company. The Plan is administrated by the board of directors but is subject to the approval of the Company’s stockholders.

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

- F14-

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

- F15-

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president, as appropriate, to allow timely decisions regarding required disclosure.

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

Mr. Lana has been an entrepreneur for over 30 years. He owned and operated several multi-unit and corporate extended stay hotels each with a staff of over 10 people in the Denver metro area for the past 20 years. He was involved in the housing industry and built, remodeled and refurbished single family and multi-unit dwellings. Mr. Lana has been involved in developing markets and putting together the financing for commercial real estate transactions and acquisitions. He has been involved with software development for medical transcription services and for payroll efficiencies in the hotel/motel labor market. During the 1990’s Mr. Lana was able to develop a system of medical records transcriptions that enabled records to be transcribed at several remote locations and then be centrally transmitted back to the hospital/clinic. His software applications were used by the Denver medical profession for use in delivering radiology reports to medical facilities and physician’s offices from remote locations.

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

Long Term Compensation
		Annual Compensation			Awards		Pay- outs
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SAR’s Granted	Restricted Stock Awards	LTIP Pay- outs	All Other Compen- sation
Mark Lana(1) President and Chief Executive Officer	2006 2005 2004	$85,000 $Nil $Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Lougene Baird(2) former Chief Operating Officer and Secretary	2006 2005 2004	$Nil $Nil $Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Bonnie McNamara(3) former Chief Financial Officer	2006 2005 2004	$Nil $Nil $Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Frank McGill(4) former President and Chief Executive Officer	2006 2005 2004	N/A $Nil $Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Linda Smith(5) former Chief Financial Officer and Treasurer	2006 2005 2004	N/A $Nil $Nil	N/A Nil Nil	N/A $7,125 Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil

(1)	Mr. Lana was appointed President and Chief Executive Officer on November 9, 2005.
(2)	Ms. Baird was appointed Chief Operating Officer and Secretary on November 9, 2005 and resigned as an officer on March 8, 2006.
(3)	Ms. McNamara was appointed Chief Financial Officer on March 14, 2006 and resigned on June 13, 2006.

(4)	Mr. McGill resigned as President and Chief Executive Officer on November 9, 2005.
(5)	Ms. Smith resigned as Chief Financial Officer and Treasurer on November 9, 2005

Stock Options and Stock Appreciation Rights

From the date of inception to June 30, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on June 30, 2006.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to June 30, 2006.

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

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the year ended June 30, 2006 and June 30, 2005:

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
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

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

Date: October 18, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mark Lana

Mark Lana

President, Chief Executive Officer and Director

Principal Executive Officer, Principal Accounting

Office and Principal Financial Officer

Date: October 18, 2006.