Form 10QSB
period 2006-09-30
HS3 TECHNOLOGIES INC.
filed 2006-11-17
CIK 1297203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

18,416,491 common shares as of November 16, 2006

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

As of September 30, 2006

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2006 and June 30, 2006	4

Condensed Consolidated Statements of Operations

for the Three Months Ended September 30, 2006, Three Months Ended September 30, 2005,

and from December 24, 2004 (inception) through September 30, 2006	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

from December 24, 2004 (inception) through September 30, 2006	6

Condensed Consolidated Statements of Cash Flows

for the Three Months Ended September 30, 2006, Three Months Ended September 30, 2005,

and from December 24, 2004 (inception) through September 30, 2006	7
Notes to Condensed Consolidated Financial Statements as of September 30, 2006	8

HS3 Technologies, Inc.
(a development stage company)

Condensed Consolidated Balance Sheets	September 30, 2006	June 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$194,237	$13,616
Accounts receivable	11,992	9,946
Inventory	113,852	112,993
Deposit on inventory	8,350	8,350
Total current assets	328,431	144,905

Furniture, fixtures and equipment, net of accumulated depreciation of $12,408 and $7,688, respectively	76,610	80,329
Total assets	$405,041	$225,234

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$48,299	$75,845
Convertible debenture	500,000	500,000
Notes payable	115,000	100,000
Value of warrant liability	670,689	-

Total current liabilities	1,333,988	675,845

STOCKHOLDERS’ EQUITY(DEFICIT)
Preferred stock, $0.001 par value, 2,500,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
17,491,500 shares issued and outstanding	17,492	17,492
Stock subscriptions payable	349,000	-
Additional paid-in capital	(17,492)	(17,492)
(Deficit) accumulated during development stage	(1,277,947)	(450,611)
Total stockholders' equity(deficit)	(928,947)	(450,611)

Total liabilities and stockholders' equity(deficit)	$405,041	$225,234

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.			For the Cumulative
(a development stage company)			Period from
	Three Months	Three Months	December 24, 2004
	Ended	Ended	(inception) to
Condensed Consolidated Statements of Operations	September 30, 2006	September 30, 2005	September 30, 2006

Net sales	$13,770	$3,504	$60,902

Cost of goods sold	6,815	-	30,618

Gross profit	6,955	3,504	30,284

Operating expense:
Sales and marketing	34,052	-	87,467
General and administrative	127,248	3,534	546,519
Total operating expenses	161,300	3,534	633,986

Income (loss) from operations	(154,345)	(30)	(603,702)

Other income (expense)
Interest income	58	-	1,261
Interest expense	(2,360)	-	(2,360)
Warrant expense	(670,689)	-	(670,689)
Other expense	-	-	(2,457)
Total other income (expense)	(672,991)	-	(674,245)

Net (loss)	$(827,336)	$(30)	$(1,277,947)

Net (loss) per share-basic and diluted	$(0.05)	$(0.00)	$(0.14)

Weighted average number of common shares outstanding -
basic and diluted	17,491,500	625,000	9,311,024
The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.
(a development stage company)

Condensed Consolidated Statement of Stockholders’ Equity	(Deficit)				(Deficit)
Period from December 24, 2004 (inception) to September 30, 2006					accumulated	Total
			Stock	Additional	during	Stockholders'
	Common Stock		Subscriptions	Paid-in	development	Equity
	Shares	Amount	Payable	Capital	stage	(deficit)
Inception, December 24, 2004	-	$-	$-	$-	$-	$-

Shares issued for cash	625,000	625	-	375	-	1,000

Contributed services	-	-	-	1,000	-	1,000

Net (loss) for the period ended June 30, 2005	-	-	-	-	(5,841)	(5,841)

Balances as of June 30, 2005	625,000	625	-	1,375	(5,841)	(3,841)

Effect of recapitalization on
November 9, 2005	16,866,500	16,867	-	(18,867)	-	(2,000)

Net (loss)	-	-	-	-	(444,770)	(444,770)

Balances as of June 30, 2006	17,491,500	17,492	-	(17,492)	(450,611)	(450,611)

Stock subscriptions payable	-	-	349,000	-	-	349,000

Net (loss) for the period ended September 30, 2006	-	-	-	-	(827,336)	(827,336)

Balances as of September 30, 2006	17,491,500	$17,492	$349,000	$(17,492)	$(1,277,947)	$(928,947)

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.			For the Cumulative
(a development stage company)			Period from
	Three Months	Three Months	December 24, 2004
	ended	ended	(inception) to
Condensed Consolidated Statements of Cash Flows	September 30, 2006	September 30, 2005	September 30, 2006

Cash flows from operating activities:
Net (loss)	$(827,336)	$(30)	$(1,277,947)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation	4,720	-	12,408
Effect of recapitalization	-	-	(2,000)
Contributed services	-	-	1,000
Warrant expense	670,689	-	670,689
Changes in other assets and liabilities:
Increase in accounts receivable	(2,046)	-	(11,992)
Inventory	(859)	-	(113,852)
Deposit on inventory	-	-	(8,350)
Accounts payable and accrued liabilities	(27,546)	30	48,299
Net cash (used in) operating activities	(182,378)	-	(681,745)

Cash flow from investing activities
Purchase of fixed assets	(1,001)	-	(89,018)
Net cash from (used in) investing activities	(1,001)	-	(89,018)

Cash flow from financing activities
Proceeds from convertible debenture	-	-	500,000
Proceeds from stock subscriptions payable	349,000	-	349,000
Issuance of common stock	-	-	1,000
Proceeds from notes payable	15,000	-	115,000
Net cash flow provided by financing activities	364,000	-	965,000

Increase in cash and cash equivalents	180,621	-	194,237

Cash and cash equivalents, beginning of period	13,616	-	-

Cash and cash equivalents, end of period	$194,237	$-	$194,237

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

On September 6, 2006, the Company effected a one (1) new for four (4) old reverse stock split of its authorized, issued and outstanding stock. As a result, its authorized capital decreased to 50,000,000 shares of common stock with a par value of $0.001 each and 2,500,000 preferred stock with a par value of $0.001 each.

The Company is a development stage company with minimal revenues in the business of providing satellite-based internet connectivity and remote video monitoring for businesses and households.

2. Basis of Presentation

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310 of Regulation S-B under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2006, the results of operations for the three months ended September 30, 2006 and 2005, and the period from inception (December 24, 2004) to September 30, 2006, and the cash flows for the three months ended September 30, 2006 and 2005, and the period from inception (December 24, 2004) to September 30, 2006. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of June 30, 2006 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At present, the Company is in the development stage, is wholly reliant on its ability to raise additional capital for future financing needs and has had minimal revenues, saleable product, service or other business operations through September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to address this uncertainty include completion of product acquisition, development of a sales force and initiating revenue producing activities. In the first quarter of 2007, management continues to aggressively pursue alternative financing arrangements to assist in meeting these goals.

3. Convertible Debenture

On October 10, 2005, the Company received total gross proceeds of $500,000 and issued a convertible debenture, convertible into 125,000 shares of common stock at the option of the Company once the fair market value of the Company’s common stock exceeds $4.00 per share. Interest was to accrue and be paid in full at 5% per annum if the acquisition of ip-Colo, Inc. did not occur within 120 days of the closing of the debenture. As described in Note 1 in the accompanying footnotes, the acquisition of ip-Colo, Inc. did occur on November 9, 2005 or within 29 days of the closing of the debenture. Thus, no interest is due or payable. Further, the fair value of the Company’s stock did exceed $4.00 per share as quoted on the Over-the-Counter Bulletin Board in November 2005. Therefore, the Company may convert the outstanding debenture on or before the maturity date of October 30, 2006 using a conversion price of $4.00 per share, or into 125,000 shares. As of September 30, 2006 the convertible debenture remained outstanding as an obligation of the Company. In October 2006, the Company issued 125,000 shares of common stock upon conversion of the debenture.

4. Notes Payable

On May 9, 2006, the Company entered into an unsecured short-term promissory note for $100,000. The note bears interest at 8% annually and is due in full on May 9, 2007.

On August 8, 2006, the Company entered into an unsecured short-term promissory note for $15,000. The note bears interest at 8% annually and is due in full on August 8, 2007.

5. Stockholders’ Equity

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

On September 6, 2006, the Company effected a one (1) new for four (4) old reverse stock split of our authorized, issued and outstanding common stock. As a result, the authorized capital has decreased from 200,000,000 shares of common stock with a par value of $0.001 each and 10,000,000 preferred stock with a par value of $0.001 each to 50,000,000 shares of common stock with a par value of $0.001 each and 2,500,000 preferred stock with a par value of $0.001 each. The issued and outstanding share capital decreased from 69,966,000 shares of common stock to 17,491,500 shares of common stock.

6. Stock Subscriptions Payable

On August 23, 2006 and September 19, 2006, the Company entered into two stock subscriptions aggregating $50,000 and $24,000, respectively. Under these subscriptions, the Company will be issuing 925,000 shares of common stock at a purchase price of $0.08 per share. In addition, in late September 2006, the Company completed a series of equity stock subscription placements aggregating $275,000 by which the Company will be issuing 3,437,500 shares of common stock at a purchase price of $0.08 per share.

The Company is required to file a registration statement to register additional shares within 90 days of the subscription agreements.

On September 8, 2006 the Company entered into a warrant purchase agreement with a private consultant for certain financial advisory services provided to the Company by the Consultant, the Company agreed to issue to the Consultant share purchase warrants in the capital of the Company. The Company granted to the Consultant 6,250,000 common share purchase warrants (each a “Warrant) exercisable at $0.12 per share for a period of two years from date of issuance. The value of the 6,250,000 warrants issued, $670,689, was recorded as a warrant liability and charged to other income (expense) as warrant expense. The warrants were valued using the Black-Scholes option pricing method with a common stock price of $0.16 based on the quoted trade price, two-year expected term, zero expected dividends, volatility of 120.13% and a discount rate of 3%. The Company is required to file the registration statement within 90 days of the warrant agreement.

The warrant liability will be revalued each reporting period, with the change in the fair value recorded as other income (expense). Upon the registration of the shares underlying the warrants, the warrant liability will then be reclassified as stockholders’ equity.

7. Stock Option Plan

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

To date, no options have been granted under the Plan.

8. Related Parties

The Company leases office space from a company owned by a major stockholder. Rent expense under this lease was $12,000, $2,815, and $51,500 for the three months ended September 30, 2006 and 2005, and from inception (December 24, 2004) to September 30, 2006, respectively.

In addition, included in accounts payable as of September 30, 2006 and June 30, 2006 is $7,814 and $20,868, respectively, resulting from activities of the Company associated with various entities controlled by a major stockholder of the Company.

9. Subsequent Events

Between October 7, 2006 and October 23, 2006, the Company completed a series of equity private placements aggregating $90,000 and will issue 1,125,000 shares of common stock at a purchase price of $0.08 per share.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

Our company had 77,623,000 shares of common stock issued and outstanding as of November 9, 2005 immediately prior to the issuance of 1,612,520 shares of common stock in connection with the closing of the agreement and prior to the cancellation of 9,269,520 shares of common stock that were outstanding on closing that have been agreed to be cancelled. The former shareholders of IPC now own 1,612,520 shares of our common stock, which represented approximately 2.30% of the issued and outstanding shares of our common stock on November 9, 2005, and 38,700,480 additional shares of common stock which represented a further 55.31% of our 69,966,000 issued and outstanding shares of common stock as of November 9, 2005.

As the shareholders of IPC now hold 57.6% of our shares of common stock, and because the business of IPC represents the only business operations of our company, the acquisition of IPC is deemed to be a reverse acquisition for accounting purposes. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file quarterly and annual reports based on the June 30, 2005 fiscal year end of IPC. Such financial statements will depict the operating results of IPC from its inception (December 24, 2004) and our company from November 9, 2005.

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

On September 6, 2006, the Company effected a one (1) new for four (4) old reverse stock split of its authorized, issued and outstanding stock. As a result, its authorized capital decreased to 50,000,000 shares of common stock with a par value of $0.001 each and 2,500,000 preferred stock with a par value of $0.001 each.

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

Employees

As of September 30, 2006, our company had 6 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

Description of Property

Our principal executive offices are located at 1800 Boulder Street – Suite 600, Denver, Colorado, USA 80211. The 3,000 square foot space is leased for $4,000 per month from a company owned by a major stockholder of the Company, for a 3-year term that commenced on October 1, 2005. We believe that our principal office will be adequate for our needs for the next 3 years.

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

Revenue Recognition

We believe our revenue recognition policies are in compliance with all applicable accounting regulations. In summary, we recognize revenues from the sale of satellite and surveillance systems when it can be determined that pervasive evidence of an arrangement exists, delivery and acceptance has occurred, the revenues are established or determinable and collect ability is probable.

Inventory

Inventory consists of finished goods purchased from third-party manufacturers and is valued at the lower of average cost or market. Average cost is determined using the first-in, first-out method of accounting.

Valuation of warrants

The Company values the warrants issued to a Consultant for certain financial advisory services in accordance with EITF 00-19, whereby such warrants are classified as a derivative liability at fair value with subsequent changes in fair value recorded as other income or expense. Upon registration of the shares underlying these warrants, the derivative liability will be reclassified to additional paid-in capital in the statement of stockholders’ equity.

Plan of Operation And Cash Requirements

We are a development stage company that has generated minimal revenues.

Our operating expenses consist mostly of general and administrative expenses. The amount incurred by our company during the period from inception to September 30, 2006 was $546,519.

We anticipate that we will require up to $662,500 for the 12 months ending September 30, 2007 to develop our internet and wireless technology products and provide for the expansion and adaptation of existing products to accommodate the requirements of customer needs.

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

Our principal capital resources have been through the subscription and issuance of common stock, although we may use stockholder loans, advances from related parties, or borrowing in the future.

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

Estimated Funding Required During the Twelve Month Period Ending September 30, 2007

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

We have historically incurred losses, and through September 30, 2006 have incurred losses of $1,277,947 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or stockholder loans.

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

To continue our growth, we will need to recruit additional senior management personnel, including persons with financial and sales experience. In addition, we must hire, train and retain a significant number of other skilled personnel, including persons with experience in sales and marketing. We have encountered competition for these personnel. We may not be able to find or retain qualified personnel, which will have a material adverse impact on our business.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief operating officer. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None

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

Dated November 16, 2006