Form 10QSB
period 2006-12-31
HS3 TECHNOLOGIES INC.
filed 2007-02-13
CIK 1297203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

24,501,500 common shares as of February 5, 2007 transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

	Page
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6. Exhibits		25

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HS3 Technologies, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of December 31, 2006 and June 30, 2006	4

Condensed Consolidated Statements of Operations

for the Three and Six Months Ended December 31, 2006 and 2005,

and from December 24, 2004 (inception) through December 31, 2006	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

from December 24, 2004 (inception) through December 31, 2006	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended

December 31, 2006 and 2005, and from December 24, 2004 (inception) through December 31, 2006	7
Notes to Condensed Consolidated Financial Statements as of December 31, 2006	8

HS3 Technologies, Inc.
(a development stage company)

Condensed Consolidated Balance Sheets	December 31, 2006	June 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$111,666	$13,616
Accounts receivable	4,797	9,946
Inventory	128,845	112,993
Prepaid inventory	-	8,350
Total current assets	245,308	144,905

Furniture, fixtures and equipment, net of accumulated depreciation
of $16,188 and $7,688, respectively	73,120	80,329
Total assets	$318,428	$225,234

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$50,658	$75,845
Convertible debenture	-	500,000
Value of warrant liability	2,176,859	-
Notes payable	115,000	100,000

Total current liabilities	2,342,517	675,845

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred stock, $0.001 par value, 2,500,000 shares authorized, none issued or outstanding
Common stock, $0.001 par value, 50,000,000 authorized,	-	-
24,411,500 and 17,491,500 shares issued and outstanding, respectively	24,412	17,492
Additional paid- in capital	1,609,347	(17,492)
(Deficit) accumulated during development stage	(3,657,848)	(450,611)
Total stockholders' equity (deficit)	(2,024,089)	(450,611)

Total liabilities and stockholders' equity (deficit)	$318,428	$225,234

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.					For the Cumulative
(a development stage company)					Period from
	Three Months	Three Months	Six Months	Six Months	December 24, 2004
	ended	ended	ended	ended	(inception) to
Condensed Consolidated Statements of Operations	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006

Net revenues	$5,686	$2,323	$19,456	$5,827	$66,588

Cost of goods sold	10,879	-	17,694	-	41,497

Gross profit (loss)	(5,193)	2,323	1,762	5,827	25,091

Operating expenses:
Sales and marketing	671,461	-	705,513	-	758,928
General and administrative	196,847	75,670	324,095	79,204	743,366
Total operating expenses	868,308	75,670	1,029,608	79,204	1,502,294

Income (loss) from operations	(873,501)	(73,347)	(1,027,846)	(73,377)	(1,477,203)

Other income (expense)
Interest income	2,016	-	2,074	-	3,277
Interest (expense)	(2,246)	-	(4,606)	-	(7,063)
Warrant valuation income (loss)	(1,506,170)	-	(2,176,859)	-	(2,176,859)
Total other income (expense)	(1,506,400)	-	(2,179,391)	-	(2,180,645)

Net (loss)	$(2,379,901)	$(73,347)	$(3,207,237)	$(73,377)	$(3,657,848)
Net (loss) per share-basic and diluted	$(0.12)	$(0.00)	$(0.17)	$(0.00)	$(0.34)
Weighted average number of common shares outstanding
basic and diluted	19,798,167	17,491,500	18,644,833	17,491,500	10,621,917

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.
(a development stage company)

Condensed Consolidated Statement of Stockholders' Equity (Deficit)				(Deficit)
Period from December 24, 2004 (inception) to December 31, 2006				accumulated	Total
			Additional	during	Stockholders'
	Common Stock		Paid-in	development	Equity
	Shares	Amount	Capital	stage	(deficit)
Inception, December 24, 2004	-	$-	$-	$-	$-

Shares issued	625,000	625	375	-	1,000

Contributed services	-	-	1,000	-	1,000

Net (loss) for the period ended June 30, 2005	-	-	-	(5,841)	(5,841)

Balances as of June 30, 2005	625,000	625	1,375	(5,841)	(3,841)

Effect of recapitalization on
November 9, 2005	16,866,500	16,867	(18,867)	-	(2,000)

Net (loss)	-	-	-	(444,770)	(444,770)

Balances as of June 30, 2006	17,491,500	17,492	(17,492)	(450,611)	(450,611)

Issuance of shares in conversion of debenture	125,000	125	499,875	-	500,000

Shares issued for cash	5,925,000	5,925	468,075	-	474,000

Shares Issued for services	870,000	870	347,130	-	348,000

Value of warrants issued for services	-	-	311,759	-	311,759

Net (loss) for the period ended December 31, 2006	-	-	-	(3,207,237)	(3,207,237)

Balances as of December 31, 2006	24,411,500	$24,412	$1,609,347	$(3,657,848)	$(2,024,089)

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.			For the Cumulative
(a development stage company)			Period from
	Six Months	Six Months	December 24, 2004
	ended	ended	(inception) to
Condensed Consolidated Statements of Cash Flows	December 31, 2006	December 31, 2005	December 31, 2006

Cash flows from operating activities:
Net (loss)	$(3,207,237)	$(73,377)	$(3,657,848)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation	8,500	175	16,188
Effect of recapitalization	-	(2,000)	(2,000)
Contributed services	-	-	1,000
Warrant valuation loss (income)	2,176,859	-	2,176,859
Fair value of common stock and warrants issued for services	659,759	-	659,759
Write off of deposit on inventory	8,350	-	-
Changes in other assets and liabilities:
Accounts receivable	5,149	(1,311)	(4,797)
Inventory	(15,852)	(27,840)	(128,845)
Accounts payable and accrued liabilities	(25,187)	7,613	50,658
Net cash (used in) operating activities	(389,659)	(96,740)	(889,026)

Cash flow from investing activities
Purchase of fixed assets	(1,291)	(30,500)	(89,308)
Net cash from (used in) investing activities	(1,291)	(30,500)	(89,308)

Cash flow from financing activities
Proceeds from convertible debenture	-	500,000	500,000
Proceeds from issuance of common stock	474,000	-	475,000
Payment on advance from stockholder	-	(7,310)	-
Proceeds from notes payable	15,000	-	115,000
Net cash flow provided by financing activities	489,000	492,690	1,090,000

Increase in cash and cash equivalents	98,050	365,450	111,666

Cash and cash equivalents, beginning of period	13,616	3,041	-

Cash and cash equivalents, end of period	$111,666	$368,491	$111,666

Supplemental cash flow information:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Conversion of debenture to common stock	$500,000	$-	$500,000
The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2006, the results of operations for the three months and the six months ended December 31, 2006 and 2005, and the period from inception (December 24, 2004) to December 31, 2006, and the cash flows for the six months ended December 31, 2006 and 2005, and the period from inception (December 24, 2004) to December 31, 2006. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of June 30, 2006 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At present, the Company is in the development stage, is wholly reliant on its ability to raise additional capital for future financing needs and has had minimal revenues, saleable product, service or other business operations through December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4. Stockholders’ Equity (Deficit)

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

On October 10, 2005, the Company received total gross proceeds of $500,000 and issued a convertible debenture, convertible into 125,000 shares of common stock at the option of the Company once the fair market value of the Company’s common stock exceeds $4.00 per share. Interest was to accrue and be paid in full at 5% per annum if the acquisition of ip-Colo, Inc. did not occur within 120 days of the closing of the debenture. As described in Note 1 in the accompanying footnotes, the acquisition of ip-Colo, Inc. did occur on November 9, 2005 or within 29 days of the closing of the debenture. Thus, no interest is due or payable. Further, the fair value of the Company’s stock did exceed $4.00 per share as quoted on the Over-the-Counter Bulletin Board in November 2005. On October 13, 2006, the Company converted the outstanding debenture using a conversion price of $4.00 per share into 125,000 shares of common stock.

On August 23, 2006 and September 19, 2006, the Company entered into two stock subscriptions aggregating $50,000 and $24,000, respectively. Under these subscriptions, on December 12, 2006, the Company issued 925,000 shares of common stock at a purchase price of $0.08 per share. In addition, between September 24, 2006 and November 1, 2006, the Company completed a series of equity stock subscription placements aggregating $400,000. Under the subscriptions, on December 12, 2006, the Company issued 5,000,000 shares of common stock at a purchase price of $0.08 per share.

On September 8, 2006 the Company entered into a warrant purchase agreement with a private consultant for certain financial advisory services provided to the Company by the Consultant, the Company agreed to issue to the Consultant share purchase warrants in the capital of the Company. The Company granted to the Consultant 6,250,000 common share purchase warrants (each a “Warrant) exercisable at $0.12 per share for a period of two years from date of issuance. The value of the 6,250,000 warrants issued, $670,689, was recorded as a warrant liability and charged to warrant valuation income (loss). The warrants were valued using the Black-Scholes option pricing method with a common stock price of $0.16 based on the quoted trade price, two-year expected term, zero expected dividends, volatility of 120.13% and a discount rate of 3%. In accordance with EITF 00-19, the Company re-valued the 6,250,000 warrants issued at $2,176,859, resulting in additional $1,506,170 recorded as a warrant liability and charged to warrant valuation income (loss) for the period ending December 31, 2006. The warrants were valued at December 31, 2006 using the Black-Scholes option pricing method with a common stock price of $0.39 based on the quoted trade price, two-year expected term, zero expected dividends, volatility of 188.39% and a discount rate of 3%.

On December 4, 2006 the Company entered into an agreement with a Business Communications Consulting firm for market communications, investor relations and strategic planning services. On December 13, 2006 the Company issued 870,000 shares of common stock to the consulting firm valued at $348,000 and charged to sales and marketing expense in the accompanying statement of operations. The Company agreed to issue to the Firm share purchase warrants in the capital of the Company. The

Company granted to the Firm 1,000,000 common share purchase warrants (each a “Warrant) exercisable at $0.50 per share for a period of two years from date of issuance. The value of the 1,000,000 warrants issued, $311,759, was recorded as additional paid-in capital and charged to sales and marketing expense. The warrants were valued using the Black-Scholes option pricing method with a common stock price of $0.39 based on the quoted trade price, two-year expected term, zero expected dividends, volatility of 188.39 and a discount rate of 3%

5. Stock Option Plan

The board of directors has approved a Stock Option Plan (“the” Plan”) authorizing the issuance of a total of 10,000,000 shares pursuant to which directors, officers, employees of the Company are eligible to receive grants of options for the Company’s common stock. Each stock option entities its holder to purchase one common share of the Company. The Plan is administrated by the board of directors but is subject to the approval of the Company’s stockholders.

To date, no options have been granted under the Plan.

6. Related Parties

The Company leases office space from a company owned by a major stockholder. Rent expense under this lease was $24,000, $12,000 and $63,500 for the six months ended December 31, 2006 and 2005, and from inception (December 24, 2004) to December 30, 2006, respectively.

In addition, included in accounts payable as of December 31, 2006 and June 30, 2006 is $2,324 and $20,868 respectively, resulting from activities of the Company associated with various entities controlled by a major stockholder of the Company.

7. Subsequent Events

On January 22, 2007 the Company issued 90,000 shares of common stock, valued at $28,800, to Wall Street Resources, Inc. to provide written analytical coverage and consultation in matters concerning corporate finance and investor communications.

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

As the shareholders of IPC held 57.6% of our shares of common stock, and because the business of IPC represents the only business operations of our company, the acquisition of IPC is deemed to be a reverse acquisition for accounting purposes. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file quarterly and annual reports based on the June 30, 2005 fiscal year end of IPC. Such financial statements will depict the operating results of IPC from its inception (December 24, 2004) and our company from November 9, 2005.

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

Currently Hs3 Technologies, Inc. is primarily focused in the security industry. We are broadening our focus from a premiere satellite security company to a diverse organization that will meet the many needs of the security industry with a rich line of products, integrated solutions, and services that provide customers with a customized approach to meet all levels of the security industry. According to Security Industry Association (SIA) the electronic security business is a business that constitutes more than $30 billion per year. This figure climbs to over $100 billion when factoring in ancillary services and products such as guards, barriers and fences, etc. Many projections forecast sustained industry growth of 10 to 15 percent annually through the year 2020. World events are identifying increased use of security products and services across virtually every segment of society.

We have refocused our company and are pleased to announce that we have expanded our market strategies with a diverse new line of cutting edge products and services to meet the growing needs of the security industry. To meet the ever changing needs of the industry, HS3 is launching a combination of state-of-the art products and services that include digital video recording technology (DVR), biometric access control (door locks), personal biometric identification units, CCTV, video monitoring centers, cellular networks, wireless mesh network units and wireless internet-linked satellite surveillance systems. This will encompass a total line of products that will meet virtually all commercial and residential customer security needs.

Our integrated security system solutions will primarily focus on three customer groups; business, government, and residential.

With the ever increasing need to protect company employees, assets and inventory the business customer has already identified the requirements for a higher, less intrusive and less expensive solution.

The government has always been very aware of the need for security. Since 9/11 the priority and focus has steadily increased opening up a tremendous opportunity to market customized security solutions.

Although the residential customer market commands the largest amount of opportunity, it is the toughest segment to support effectively. The residential customer is highly demanding of their security service needs for the lowest price point.

We are continuing to establish a sales network capable of delivering our unique products and services, nationally and internationally, through distribution, dealers and directly to end users. There are different types of distributors and dealers. The distributors cater to their specific markets and the dealers specialize in various products and services. There are of course many types of end users. We are also able to compliment our products and services with are customers through the close relationships we have developed with are manufacturing and distribution partners. While each serves a different segment such as Biometric access control, CCTV or remote monitoring products all of our products and services enhance the level of security protection and surveillance needs.

We understand the market focus is important. We plan on meeting the critical needs through customized integration. By integrating technology, service and people into our programs we can give all of our customers a substantial benefit while being on the leading edge of the industry. This plan will also help HS3 forge stronger relationship with our partners and form better strategic alliances.

Market Growth Strategy

The number of prospective customers for the security industry is unlimited. With the internet reaching the entire globe HS3 is able to provide its products and services to anyone in the world. The security products and services we offer are the fastest growing and most requested in the industry.

Our strategy for internal growth starts with HS3 building a sales force that consists of inside, outside/external sales representatives, and independent representatives. Each set of representatives will be responsible for different sectors of the market.

To reach our market penetration strategy we will use a combination of inside, outside, and independent sales representatives supported by an aggressive advertising campaign to reach the three different levels of the security industry: distribution, dealer and end user. We will also use an aggressive advertising campaign to reach the individual business and home owners to drive business to our dealer network.

HS3 also plans on aggressively pursuing several acquisition possibilities that will compliment the current product line and business model and strengthen the company.

Manufacturing

Manufacturing of our products will be contracted to third parties. These contract manufacturers have expertise in the manufacturing of products such as ours. We will rely on these contract manufacturers to produce high quality products for sale to our customers.

Competition

We will face competition from companies providing a variety of security products and services. Many of our competitors and potential competitors have established customer bases, widespread brand recognition and existing partnerships with other industry participants, as well as substantially greater financial, technical and marketing resources than we do. We expect significant competitive factors to include: price, service reliability, ease of access and use, transmission speeds, breadth of service offerings, customer support, brand recognition, operating experience, and the ability to bundle complementary services. We expect to encounter a number of challenges in competing with companies already providing some of the same products and services. Our plans are to stay ahead of the competition by establishing exclusive relationships for OEM designed and produced products unique to the industry. Many of these companies have an entrenched position in the marketplace and lower upfront installation charges than ours. Increased competition may come in the form of new market entrants, greater cooperation among our competitors, whether in the form of alliances or vertical or horizontal integration, or changes in the capabilities of other companies arising from technological innovations that we cannot foresee.

Regulation

The majority of this industry is in an unregulated format. With part of our product line related to satellite usage the satellite industry is highly regulated both in the United States and internationally. We are subject to the regulatory authority of the U.S. government, primarily through the FCC. The FCC is the government agency with primary authority in the United States to regulate and license commercial satellite systems, including those which we will be dependent upon. FCC rules require that satellite systems avoid interfering with other authorized users of radio spectrum, and that they comply with FCC rules governing U.S.-licensed satellite systems in general and Ka-band geostationary satellite systems in particular. The U.S. Congress has enacted the Communications Assistance for Law Enforcement Act of 1994, or CALEA, which requires that any equipment, facilities, and services deployed by telecommunications carriers meet certain electronic surveillance requirements identified in the statute. The statute specifically exempts providers of information services, such as internet service providers. We believe that the services we intend to offer will not be covered by CALEA. However, the convergence of technology continues to blur the line between exempt information services and covered telecommunications services. If we were held to be subject to the requirements of CALEA, we may have to deploy additional equipment in order to comply with the statutory obligations, and we could be subject to monetary civil penalties for failure to comply with the statute or implementing regulations.

Research and Development

Our company’s research and development efforts are focussed on enhancing our products including: (i) periodic re-design of products and incorporation of new technologies to improve performance and manufacturability; (ii) design of new product lines for standard products and additional specialized applications; and (iii) expansion and adaption of existing products to accommodate the requirements of customer needs. Research and development efforts are conducted in-house, by contracted consultants and with unique exclusive relationships developed with some of our suppliers.

Intellectual Property

Our company owns and operates the duly registered internet domain name: www.HS3Tech.com. The information contained in our website is not part of this current report.

Employees

As of December 31, 2006, our company had 6 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

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

Revenue Recognition

We believe our revenue recognition policies are in compliance with all applicable accounting regulations. In summary, we recognize revenues from the sale of products and services when it can be determined that pervasive evidence of an arrangement exists, delivery and acceptance has occurred, the revenues are established or determinable and collectability is probable.

Inventory

Inventory consists of finished goods purchased from third-party manufacturers and is valued at the lower of average cost or market. Average cost is determined using the first-in, first-out method of accounting.

Plan of Operation And Cash Requirements

We are a development stage company that has generated minimal revenues.

Our operating expenses consist mostly of sales and marketing and general and administrative expenses. The amount incurred by our company during the period from inception to December 31, 2006 was $758,928 and $743,366, respectively. We anticipate that we will require up to $1,160,000 for the 12 months ending December 31, 2007 to develop our internet and wireless technology products and provide for the expansion and adaptation of existing products to accommodate the requirements of customer needs.

Purchase of Significant Equipment

We do anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period. This could include equipment for increased bandwidth requirements, and equipment for monitoring services.

Personnel Plan

We do anticipate significant changes in the number of employees during the next twelve-month period.

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

Estimated Funding Required During the Twelve Month Period Ending December 31, 2007

Operating expenses
Sales and Marketing	$250,000
Research and Development	150,000
Consulting and Professional Fees and Wages	60,000

Product Development	50,000
Public Relations	150,000
Travel and Promotion	200,000
General and Administrative	200,000
Total Operating Expenses	1,060,000
Working Capital	100,000
Total	$1,160,000

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

Going Concern

Due to our being a development stage company and not having generated significant revenues, in the Report of our Independent Registered Public Accounting Firm for the year ended June 30, 2006, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have historically incurred losses, and through December 31, 2006 have incurred losses of $3,657,848 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or stockholder loans.

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

Dated February 12, 2007