Form 10QSB
period 2007-03-31
HS3 TECHNOLOGIES INC.
filed 2007-05-15
CIK 1297203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

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

33,970,811 common shares as of May 11, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

CW1188075.4

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

	Page
Item 1.	Financial Statements	..3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6. Exhibits		23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HS3 Technologies, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of March 31, 2007 and June 30, 2006	4

Condensed Consolidated Statements of Operations

for the Three and Nine Months Ended March 31, 2007 and 2006,

and from December 24, 2004 (inception) through March 31, 2007	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

from December 24, 2004 (inception) through March 31, 2007	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

March 31, 2007 and 2006, and from December 24, 2004 (inception) through March 31, 2007	7
Notes to Condensed Consolidated Financial Statements as of March 31, 2007	8

HS3 Technologies, Inc.
(a development stage company)
	(unaudited)	(audited)
Condensed Consolidated Balance Sheets	March 31, 2007	June 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$206,550	$13,616
Accounts receivable	16,768	9,946
Inventory	135,728	112,993
Prepaid inventory	-	8,350
Total current assets	359,046	144,905

Furniture, fixtures and equipment, net of accumulated depreciation
of $20,724 and $7,688, respectively	69,133	80,329
Total assets	$428,179	$225,234

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$36,481	$75,845
Convertible debenture	-	500,000
Value of warrant liability	683,909	-
Notes payable	115,000	100,000

Total current liabilities	835,390	675,845

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred stock, $0.001 par value, 2,500,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 authorized,
27,739,000 and 17,491,500 shares issued and outstanding, respectively	27,739	17,492
Stock subscription payable	250,000	-
Additional paid- in capital	2,618,575	(17,492)
(Deficit) accumulated during development stage	(3,303,525)	(450,611)
Total stockholders' equity (deficit)	(407,211)	(450,611)

Total liabilities and stockholders' equity (deficit)	$428,179	$225,234

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.					For the Cumulative
(a development stage company)					Period from
	Three Months	Three Months	Nine Months	Nine Months	December 24, 2004
	ended	Ended	ended	ended	(inception) to
Condensed Consolidated Statements of Operations (unaudited)	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007

Net revenues	$13,542	$25,307	$32,998	$31,134	$80,130

Cost of goods sold	8,371	12,154	26,065	12,154	49,868

Gross profit (loss)	5,171	13,153	6,933	18,980	30,262

Operating expenses:
Sales and marketing	91,059	-	1,043,118	-	1,096,533
General and administrative	807,062	182,837	1,131,157	262,041	1,550,428
Total operating expenses	898,121	182,837	2,174,275	262,041	2,646,961

Income (loss) from operations	(892,950)	(169,684)	(2,167,342)	(243,061)	(2,616,699)

Other income (expense)
Interest income	869	914	2,943	914	4,146
Interest (expense)	-	-	(4,606)	-	(7,063)
Warrant valuation income (loss)	1,492,950	-	(683,909)	-	(683,909)
Total other income (expense)	1,493,819	914	(685,572)	914	(686,826)

Net income (loss)	$600,869	$(168,770)	$(2,852,914)	$(242,147)	$(3,303,525)

Net income (loss) per share-basic and diluted	$0.02	$(0.01)	$(0.14)	$(0.03)	$(0.25)
Weighted average number of common shares outstanding -
basic and diluted	25,520,667	17,491,500	20,936,778	9,427,590	12,277,333

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.
(a development stage company)

Condensed Consolidated Statement of Stockholders' Equity (Deficit)						(Deficit)
Period from December 24, 2004 (inception) to March 31, 2007		(unaudited)				accumulated	Total
				Stock	Additional	during	Stockholders'
	Common Stock			Subscription	Paid-in	development	Equity
	Shares		Amount	Payable	Capital	stage	(deficit)
Inception, December 24, 2004	-		$-	$-	$-	$-	$-

Shares issued	625,000		625		375	-	1,000

Contributed services	-		-	-	1,000	-	1,000

Net (loss) for the period ended June 30, 2005	-		-	-	-	(5,841)	(5,841)

Balances as of June 30, 2005	625,000		625	-	1,375	(5,841)	(3,841)

Effect of recapitalization on
November 9, 2005	16,866,500		16,867	-	(18,867)	-	(2,000)

Net (loss)	-		-	-	-	(444,770)	(444,770)

Balances as of June 30, 2006	17,491,500		17,492	-	(17,492)	(450,611)	(450,611)

Stock subscription payable	-		-	250,000	-	-	250,000

Issuance of shares in conversion of debenture	125,000		125	-	499,875	-	500,000

Shares issued for cash	8,362,500		8,362	-	660,638	-	669,000

Shares issued for services	1,760,000		1,760	-	623,040	-	624,800

Value of warrants issued for services	-		-	-	311,759	-	311,759

Value of options issued to employees	-		-	-	540,755	-	540,755

Net (loss) for the period ended March 31, 2007	-		-	-	-	(2,852,914)	(2,852,914)

Balances as of March 31, 2007	27,739,000		$27,739	$250,000	$2,618,575	$(3,303,525)	$(407,211)

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.			For the Cumulative
(a development stage company)			Period from
	Nine Months	Nine Months	December 24, 2004
	ended	ended	(inception) to
Condensed Consolidated Statements of Cash Flows (unaudited)	March 31, 2007	March 31, 2006	March 31, 2007

Cash flows from operating activities:
Net (loss)	$(2,852,914)	$(73,377)	$(3,303,525)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation	13,036	175	20,724
Effect of recapitalization	-	(2,000)	(2,000)
Contributed services	-	-	1,000
Warrant valuation loss (income)	683,909	-	683,909
Fair value of common stock and warrants issued for services	1,477,314	-	1,477,314
Write off of deposit on inventory	8,350	-	-
Changes in other assets and liabilities:
Accounts receivable	(6,822)	(1,311)	(16,768)
Inventory	(22,735)	(27,840)	(135,728)
Accounts payable and accrued liabilities	(39,364)	7,613	36,481
Net cash (used in) operating activities	(739,226)	(96,740)	(1,238,593)

Cash flow from investing activities
Purchase of fixed assets	(1,840)	(30,500)	(89,857)
Net cash from (used in) investing activities	(1,840)	(30,500)	(89,857)

Cash flow from financing activities
Proceeds from convertible debenture	-	500,000	500,000
Proceeds from issuance of common stock	669,000	-	670,000
Stock subscription payable	250,000	-	250,000
Payment on advance from stockholder	-	(7,310)	-
Proceeds from notes payable	15,000	-	115,000
Net cash flow provided by financing activities	934,000	492,690	1,535,000

Increase in cash and cash equivalents	192,934	365,450	206,550

Cash and cash equivalents, beginning of period	13,616	3,041	-

Cash and cash equivalents, end of period	$206,550	$368,491	$206,550

Supplemental cash flow information:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Conversion of debenture to common stock	$500,000	$-	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

The Company is a development stage company with minimal revenues in the business of providing innovative security solutions for businesses and households.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at March 31, 2007, the results of operations for the three month and the nine months ended March 31, 2007 and 2006, and the period from inception (December 24, 2004) to March 31, 2007, and the cash flows for the nine months ended March 31, 2007 and 2006, and the period from inception (December 24, 2004) to March 31, 2007. The results of operations for the three month and nine month periods ended March 31, 2007 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of June 30, 2006 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At present, the Company is in the development stage, is wholly reliant on its ability to raise additional capital for future financing needs and has had minimal revenues, saleable product, service or other business operations through March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to address this uncertainty include completion of product acquisition, development of a sales force and initiating revenue producing activities. In the first three quarters of 2007, management continues to aggressively pursue alternative financing arrangements to assist in meeting these goals.

3. Notes Payable

On May 9, 2006, the Company entered into an unsecured short-term promissory note for $100,000. The note bears interest at 8% annually and was due in full on May 9, 2007. On April 4, 2007, the Company converted the outstanding note using a conversion price of $.10 per share into common stock.

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

For the three month period ended March 31, 2007, we had currently-exercisable stock options and warrants outstanding that could create future dilution to our common shareholders and are not currently classified as our outstanding common shares. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive was 9,750,000 for the three months ended March 31, 2007.

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

On September 8, 2006 the Company entered into a warrant purchase agreement with a private consultant for certain financial advisory services provided to the Company by the Consultant, the Company agreed to issue to the Consultant share purchase warrants in the capital of the Company. The Company granted to the Consultant 6,250,000 common share purchase warrants (each a “Warrant) exercisable at $0.12 per share for a period of two years from date of issuance. The value of the 6,250,000 warrants issued, $670,689, was recorded as a warrant liability and charged to warrant valuation income (loss). The warrants were valued using the Black-Scholes option pricing method with a common stock price of $0.16 based on the quoted trade price, two-year expected term, zero expected dividends, volatility of 120.13% and a discount rate of 3%. In accordance with EITF 00-19, the Company re-valued the 6,250,000 warrants issued at $2,176,859, resulting in additional $1,506,170 recorded as a warrant liability and charged to warrant valuation income (loss) for the three months ending December 31, 2006. The warrants were valued at December 31, 2006 using the Black-Scholes option pricing method with a common stock price of $0.39 based on the quoted trade price, two-year expected term, zero expected dividends, volatility of 188.39% and a discount rate of 3%. The Company re-valued the 6,250,000 warrants issued at $683,909, resulting in a decrease of $1,492,950 to warrant liability and a credit to warrant valuation income (loss) for the three months ending March 31, 2007. The warrants were valued at March 31, 2007 using the Black-Scholes option pricing method with a common stock price of $0.135 based on the quoted trade price, one and one-half year expected term, zero expected dividends, volatility of 206.64% and a discount rate of 3%.

On October 1, 2006, the Company issued 800,000 shares of common stock, valued at $248,000, to Ice Cold Stocks to provide advisory and consulting services to the Company in conjunction with the Company’s development of its marketing plan and business plan and goals.

On December 4, 2006, the Company entered into an agreement with a business communications consulting firm (the “Firm”) for market communications, investor relations and strategic planning services. On December 13, 2006, the Company issued 870,000 shares of common stock to the consulting firm, valued at $348,000, which is recorded as sales and marketing expense in the accompanying condensed consolidated statement of operations. The Company agreed to issue to the Firm share purchase warrants in the capital of the Company. The Company granted to the Firm 1,000,000 common share purchase warrants (each a “Warrant) exercisable at $0.50 per share for a period of two years from date of issuance. The value of the 1,000,000 warrants issued, $311,759, was recorded as additional paid-in capital and charged to sales and marketing expense. The warrants were valued using the Black-Scholes option pricing method with a common stock price of $0.39 based on the quoted trade price, two-year expected term, zero expected dividends, volatility of 188.39% and a discount rate of 3%.

On January 22, 2007 the Company issued 90,000 shares of common stock, valued at $28,800, to Wall Street Resources, Inc. to provide written analytical coverage and consultation in matters concerning corporate finance and investor communications.

On March 22, 2007, the Company completed a series of private placements aggregating $195,000. Under the subscriptions, the Company issued 2,437,500 shares of common stock at a purchase price of $0.08 per share to six employees.

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

On March 22, 2007, we granted options to purchase an aggregate of 2,500,000 shares of our common stock to nine (9) employees and consultants at an exercise price of $0.1667 per share, exercisable until March 22, 2012. The options were issued to nine (9) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933. The value of the 2,500,000 warrants issued, $540,755, was recorded as additional paid-in capital and charged to operating expenses. The warrants were valued using the Black-Scholes option pricing method with a common stock price of $0.22 based on the quoted trade price, five-year expected term, zero expected dividends, volatility of 206.64% and a discount rate of 3%.

6. Related Parties

The Company leases office space from a company owned by a major stockholder. Rent expense under this lease was $36,000, $20,000 and $75,500 for the nine months ended March 31, 2007 and 2006, and from inception (December 24, 2004) to March 31, 2007, respectively.

7. Subsequent Events

As described in Note 3 in the accompanying footnotes, on May 9, 2006 and August 8, 2006 the Company entered into two unsecured short-term promissory notes totaling $115,000 bearing interest at 8% annually. On April 4, 2007, the Company converted the outstanding notes using a conversion price of $.10 per share into 1,231,811 shares of common stock.

On February 1, 2007 the Company completed a private placement aggregating $250,000. Under the subscription, on April 4, 2007, the Company issued 2,500,000 shares of common stock at a purchase price of $.10 per share.

On April 4, 2007, we issued an aggregate of 3,731,811 shares of our common stock, valued at $373,181, for services rendered to our company.

On April 19, 2007, we entered into a letter of intent to enter into negotiation for the acquisition of TechAmerica Inc., a technology company which provides technology solutions to the quick serve restaurant industry.

8. Restatement of Second Quarter ending December 31, 2006

In the current quarter ending March 31, 2007, management determined that the Company excluded the recording of 800,000 shares of common stock, valued at $248,000, issued to consultants in the second quarter ending December 31, 2006. Thus, the Company will restate its previously filed 10QSB for that period. The accompanying financial statements reflect the expense as incurred in the appropriate period.

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

We understand that market focus is important. We plan on meeting the critical needs through customized integration. By integrating technology, service and people into our programs we can give all of our customers a substantial benefit while being on the leading edge of the industry. This plan will also help HS3 forge stronger relationship with our partners and form better strategic alliances.

HS3 Tech launched its proprietary remote access monitoring platform, codenamed OPIE, (Outside Portable Investigative Equipment) at this year's ISC West Show in Las Vegas on March 28th- 30th at the Sands Expo and Convention Center in Las Vegas, Nevada. OPIE is a combination of cutting edge video transmission and storage technologies integrated into a completely mobile platform. OPIE integrates remote video monitoring, motion detection sensors, proprietary wireless Mesh networking, satellite and cellular connectivity into a self contained, self sufficient, mobile platform. The units' unique design allows for the addition of solar panels and deep cycle batteries, allowing OPIE to function independently of external AC power restrictions.

On March 27, 2007 our company issued a news release announcing the signing of a Letter of Intent with Wright- Hennepin Cooperative Electric Association and American Monitoring Services.

On April 4, 2007, HS3 Tech signed a master distributor agreement with Autostar Technology Private Limited, a company incorporated in the Republic of Singapore who attended this year's 2007 International Security Conference (ISC) West in Las Vegas, Nevada. HS3 will be the exclusive promoter and distributor of Autostar's biometric products in the USA. The products included in this agreement are some of the most advanced fingerprint authentication systems, specifically designed to provide irrefutable personal identification. Adding a device of this nature to HS3 Technologies' state-of-the-art security product line will allow us to offer exceptional biometric security solutions as well as generate revenue through distribution of these systems to the U.S. market. Over the next several years, the public will find that security and 'rate of investment' into biometric access control and time and attendance is much higher than other solutions currently in use today.

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

HS3 signed a Letter of Intent with Wright-Hennepin Cooperative Electric Association, DBA W-H International Response Center (WHIRC) of Rockford, Minnesota for WHIRC to distribute HS3's security products and services, which include remote video, virtual guard tours and biometric access control to WHIRC's national network of 250 dealers and 40,000 burglar and fire alarm customers. Wright-Hennepin is one of the nation's largest public utility corporations and provider of electricity, and through its subsidiary, W-H International Response Center (WHIRC), they are also a national provider of burglar alarm and fire protection installation, service, and monitoring products. Wright-Hennepin has the ability to advance the combined security products into a well established network of 250 experienced dealers who have been serving and providing security products to customers throughout the United States and Canada.

The partnering of these companies' products will generate recurring revenue for the companies and their dealers through ongoing monitoring contracts in addition to the sale of products and services. Relationships with a qualified partner like WHIRC will allow us to meet and exceed our sales goals.

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

Employees

As of March 31, 2007, our company had 6 full-time employees and two contract consultants. Of those employees, none are covered by collective bargaining agreements.

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

Our operating expenses consist mostly of sales and marketing and general and administrative expenses. The amount incurred by our company during the period from inception to March 31, 2007 was $1,096,533 and $1,550,428, respectively. We anticipate that we will require up to $2,120,000 for the 12 months ending March 31, 2007 to develop our internet and wireless technology products and provide for the expansion and adaptation of existing products to accommodate the requirements of customer needs. We will hire additional sales and marketing, management, and technical personnel.

Purchase of Significant Equipment

We do anticipate the purchase of plant assets or significant equipment during the next twelve-month period. This could include equipment for increased bandwidth requirements, and equipment for monitoring services.

Personnel Plan

We anticipate significant changes in the number of employees during the next twelve-month period.

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

Estimated Funding Required During the Twelve Month Period Ending March 31, 2008

Operating expenses
Sales and Marketing	$500,000
Research and Development	300,000
Consulting and Professional Fees and Wages	120,000
Product Development	100,000
Public Relations	300,000
Travel and Promotion	200,000
General and Administrative	400,000
Total Operating Expenses	1,920,000
Working Capital	200,000
Total	$2,120,000

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

We have historically incurred losses, and through March 31, 2007 have incurred losses of $3,303,525 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through sales, private placements, public offerings, bank financing and/or advances from related parties or stockholder loans.

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

Dated May 15, 2007