Form 10QSB/A
period 2006-12-31
HS3 TECHNOLOGIES INC.
filed 2007-09-25
CIK 1297203

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

	Page
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	12
Item 3.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6. Exhibits		26

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HS3 Technologies, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of December 31, 2006 and June 30, 2006	4

Condensed Consolidated Statements of Operations

for the Three and Six Months Ended December 31, 2006 and 2005,

and from December 24, 2004 (inception) through December 31, 2006	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

from December 24, 2004 (inception) through December 31, 2006	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended

December 31, 2006 and 2005, and from December 24, 2004 (inception) through December 31, 2006	7
Notes to Condensed Consolidated Financial Statements as of December 31, 2006	8

HS3 Technologies, Inc.
(a development stage company)

Condensed Consolidated Balance Sheets	December 31, 2006	June 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$111,666	$13,616
Accounts receivable	4,797	9,946
Inventory	128,845	112,993
Prepaid inventory	-	8,350
Total current assets	245,308	144,905

Furniture, fixtures and equipment, net of accumulated depreciation
of $16,188 and $7,688, respectively	73,120	80,329
Total assets	$318,428	$225,234

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$50,658	$75,845
Convertible debenture	-	500,000
Value of warrant liability	2,176,859	-
Notes payable	115,000	100,000

Total current liabilities	2,342,517	675,845

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred stock, $0.001 par value, 2,500,000 shares authorized, none issued or outstanding
Common stock, $0.001 par value, 50,000,000 authorized,	-	-
25,211,500 and 17,491,500 shares issued and outstanding, respectively	25,512	17,492
Additional paid- in capital	1,856,547	(17,492)
(Deficit) accumulated during development stage	(3,905,848)	(450,611)
Total stockholders' equity (deficit)	(2,024,089)	(450,611)

Total liabilities and stockholders' equity (deficit)	$318,428	$225,234

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.					For the Cumulative
(a development stage company)					Period from
	Three Months	Three Months	Six Months	Six Months	December 24, 2004
	ended	ended	ended	ended	(inception) to
Condensed Consolidated Statements of Operations	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006

Net revenues	$5,686	$2,323	$19,456	$5,827	$66,588

Cost of goods sold	10,879	-	17,694	-	41,497

Gross profit (loss)	(5,193)	2,323	1,762	5,827	25,091

Operating expenses:
Sales and marketing	919,461	-	953,513	-	1,006,928
General and administrative	196,847	75,670	324,095	79,204	743,366
Total operating expenses	1,116,308	75,670	1,277,608	79,204	1,750,294

Income (loss) from operations	(1,121,501)	(73,347)	(1,275,846)	(73,377)	(1,725,203)

Other income (expense)
Interest income	2,016	-	2,074	-	3,277
Interest (expense)	(2,246)	-	(4,606)	-	(7,063)
Warrant valuation income (loss)	(1,506,170)	-	(2,176,859)	-	(2,176,859)
Total other income (expense)	(1,506,400)	-	(2,179,391)	-	(2,180,645)

Net(loss)	$(2,627,901)	$(73,347)	$(3,455,237)	$(73,377)	$(3,905,848)
Net (loss) per share-basic and diluted	$(0.13)	$(0.00)	$(0.18)	$(0.00)	$(0.37)
Weighted average number of common shares outstanding
basic and diluted	20,064,833	17,491,500	18,778,167	17,491,500	10,655,250

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.
(a development stage company)

Condensed Consolidated Statement of Stockholders' Equity (Deficit)				(Deficit)
Period from December 24, 2004 (inception) to December 31, 2006				accumulated	Total
			Additional	during	Stockholders'
	Common Stock		Paid-in	development	Equity
	Shares	Amount	Capital	stage	(deficit)
Inception, December 24, 2004	-	$-	$-	$-	$-

Shares issued	625,000	625	375	-	1,000

Contributed services	-	-	1,000	-	1,000

Net (loss) for the period ended June 30, 2005	-	-	-	(5,841)	(5,841)

Balances as of June 30, 2005	625,000	625	1,375	(5,841)	(3,841)

Effect of recapitalization on
November 9, 2005	16,866,500	16,867	(18,867)	-	(2,000)

Net (loss)	-	-	-	(444,770)	(444,770)

Balances as of June 30, 2006	17,491,500	17,492	(17,492)	(450,611)	(450,611)

Issuance of shares in conversion of debenture	125,000	125	499,875		500,000

Shares issued for cash	5,925,000	5,925	468,075	-	474,000

Shares Issued for services	1,670,000	1,670	594,330	-	596,000

Value of warrants issued for services	-	-	311,759	-	311,759

Net (loss) for the period ended December 31, 2006	-	-	-	(3,455,237)	(3,455,237)

Balances as of December 31, 2006	25,211,500	$25,212	$1,856,547	$(3,905,848)	$(2,024,089)

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.			For the Cumulative
(a development stage company)			Period from
	Six Months	Six Months	December 24, 2004
	ended	ended	(inception) to
Condensed Consolidated Statements of Cash Flows	December 31, 2006	December 31, 2005	December 31, 2006
Cash flows from operating activities:
Net (loss)	$(3,455,237)	$(73,377)	$(3,905,848)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation	8,500	175	16,188
Effect of recapitalization	-	(2,000)	(2,000)
Contributed services	-	-	1,000
Warrant valuation loss (income)	2,176,859	-	2,176,859
Fair value of common stock and warrants issued for services	907,759	-	907,759
Write off of deposit on inventory	8,350	-	-
Changes in other assets and liabilities:
Accounts receivable	5,149	(1,311)	(4,797)
Inventory	(15,852)	(27,840)	(128,845)
Accounts payable and accrued liabilities	(25,187)	7,613	50,658
Net cash (used in) operating activities	(389,659)	(96,740)	(889,026)

Cash flow from investing activities
Purchase of fixed assets	(1,291)	(30,500)	(89,308)
Net cash from (used in) investing activities	(1,291)	(30,500)	(89,308)

Cash flow from financing activities
Proceeds from convertible debenture	-	500,000	500,000
Proceeds from issuance of common stock	474,000	-	475,000
Payment on advance from stockholder	-	(7,310)	-
Proceeds from notes payable	15,000	-	115,000
Net cash flow provided by financing activities	489,000	492,690	1,090,000

Increase in cash and cash equivalents	98,050	365,450	111,666

Cash and cash equivalents, beginning of period	13,616	3,041	-

Cash and cash equivalents, end of period	$111,666	$368,491	$111,666

Supplemental cash flow information:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Conversion of debenture to common stock	$500,000	$-	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. Restatement

On May 14, 2007, we came to the conclusion that our unaudited interim financial statements of our company for quarter ended December 31, 2006 included in the Form 10-QSB quarterly report filed on February 13, 2007 should not be relied upon. The reason for this conclusion was our realization that, in the quarter ending March 31, 2007, management determined that the Company excluded the recording of 800,000 shares of common stock, valued at $248,000, issued to consultants in the second quarter ending December 31, 2006. Thus, the Company will restate its previously filed 10QSB for the period ending December 31, 2006. We anticipate that our sales & marketing expense for the quarter ended December 31, 2006 will increase by $248,000. As a result of the revision to our accounting treatment for the item discussed above, we anticipate shortly filing amended 10-QSB’s for the interim

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Previously reported net income (loss)	$(2,379,901)	$(3,207,237)
Adjustment—sales & marketing expense due to issuance of 800,000 shares of common stock valued at $248,000 to consultants	(248,000)	(248,000)
Restated net income (loss), as restated	$(2,627,901)	$(3,455,237)
Net income (loss) per share, basic and diluted:
Previously reported	$(0.12)	$(0.17)
Adjustment	(0.01)	(0.01)
Net income (loss) per share, basic and diluted, as restated.	$(0.13)	$(0.18)

2. Organization and Business

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

3. Basis of Presentation

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

On December 4, 2006 the Company entered into an agreement with a Business Communications Consulting firm for market communications, investor relations and strategic planning services. On December 13, 2006 the Company issued 870,000 shares of common stock to the consulting firm valued at $348,000 and charged to sales and marketing expense in the accompanying statement of operations. The Company agreed to issue to the Firm share purchase warrants in the capital of the Company. The Company granted to the Firm 1,000,000 common share purchase warrants (each a “Warrant) exercisable at $0.50 per share for a period of two years from date of issuance. The value of the 1,000,000 warrants issued, $311,759, was recorded as additional paid-in capital and charged to sales and marketing expense. The warrants were valued using the Black-Scholes option pricing method with a common stock price of $0.39 based on the quoted trade price, two-year expected term, zero expected dividends, volatility of 188.39 and a discount rate of 3%

6. Stock Option Plan

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

7. Related Parties

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

8. Subsequent Events

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

We have historically incurred losses, and through December 31, 2006 have incurred losses of $3,905,848 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or stockholder loans.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief operating officer. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

HS3 TECHNOLOGIES, INC.

By:	/s/ Robert A. Morrison

Robert A. Morrison

President and Director

(Principal Executive Officer)

Dated September 24, 2007

By:	/s/ Mark Lana

Mark Lana

Chief Executive Officer, Secretary, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

Dated September 24, 2007