Form 10KSB
period 2007-06-30
HS3 TECHNOLOGIES INC.
filed 2007-10-10
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [   ] to [   ]

 Commission file number 001-32289

HS3 TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	20-3598613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Boulder Street, Suite 600, Denver, CO	80211-6400
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 303.455.2550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes [X]   No [   ]

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
Yes [   ]   No [X]

State issuer's revenues for its most recent fiscal year $203,106

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

24,816,576 common shares @ $0.08 (1) = $1,985,326
(1) Average of bid and ask closing prices on September 10, 2007.

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

31,470,802 common shares issued and outstanding as of September 10, 2007

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

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

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

We were not successful in implementing our business plan or successful in raising sufficient capital to explore our properties in any material way. As management of our company investigated opportunities and challenges involved with financing and exploring our properties, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our exploration plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

On or about October 10, 2005, we changed our name to HS3 Technologies, Inc and changed our year end from March 31 to June 30.

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

Our Current Business

We are engaged in the development and sale of security products and security services. We plan on utilizing national distributors, independent sales professionals and local dealers to sell our security products and security services. Currently, customers are able to purchase our Biometric Door Locks by contacting our head office located in Denver, Colorado or by contacting one of our three sales representatives, which are located in various regions throughout the U.S.A. Our Digital Video Recording Technology, OPIE (Outside Portable Investigative Equipment), Home Automation Systems, Video Monitoring, Cellular and Wireless Mesh Networks and Wireless Internet-Linked Satellite Surveillance Systems are currently under development. In today's environment of global instability, security threat levels are increasingly creating a growing need for improved security and real-time surveillance. We plan to bring together our security products and security services to provide our customers with complete integrated solutions to mitigate these potential security threats.

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of our security products and security services to meet these needs, and the branding of our company. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations.

On June 14, 2007 we announced the first phase (25 units) installation of a proprietary solution for an integrator working with the Department of Homeland Security for an initial trial. The estimated cost for each unit is approximately $5,000 per unit. This initial installation is the first phase of a potential multi-phase contract for additional monitoring units. The solution combines the use of our biometric access control system along with DVR and GPS/Cellular technology.

On May 22, 2007 we entered into a partnership agreement with Wright-Hennepin Cooperative Electric Association, dba WH International Response Center whereby WH International can purchase our equipment and remote video monitoring services for WH International dealers. We also agree to refer traditional alarm monitoring services for new dealers to WH International. The initial term of the partnership agreement shall be for a period of three years, automatically renewable on an annual basis unless terminated by either party.

On May 14, 2007 we announced the first sale and installation of the OPIE (Outside Portable Investigative Equipment) system to New Frontier Energy, Inc., a natural resource company engaged in the business of the exploration, acquisition and development of oil and gas properties. We installed the OPIE unit to monitor New Frontier's natural gas wells in the Slater Dome Field on the Colorado/Wyoming border near Baggs, Wyoming.

On April 19, 2007 we announced that we signed a non-binding Letter of Intent Agreement to enter into negotiations for the acquisition of TechAmerica Inc. TechAmerica is a technology company created to provide a "one stop shop" approach to providing technology solutions to the Quick Serve Restaurant industry. TechAmerica has regional offices in 10 major US cities and dispatch points in multiple metropolitan areas. At present, TechAmerica is servicing major "fast food" franchisees utilizing headset systems, drive thru video and DVR surveillance, entertainment, games, background music, and satellite television. As of August 31, 2007, the non binding Letter of Intent Agreement had not been executed, but negotiations with Tech America remain in process.

On March 2, 2007 we signed a Master Distributor Agreement with Autostar Technology Private Limited, to become the exclusive promoter of and distributor of Autostar’s biometric access control products in the U.S.A. for a period of one year ending March 2, 2008. The products included in this agreement are advanced fingerprint authentication systems, specifically designed to provide personal identification. Under the terms of the Master Distribution Agreement all patents, trademarks and copyrights, signs and emblems will remain the property of Autostar. In addition, we are required to maintain and preserve the price of the biometric access control products and we may not sell the biometric access control products at prices lower than we purchased them from Autostar. Autostar warrants that the biometric access control products will be free from manufacturing defects for a period of 12 months from the date of resale to our customers. A copy of the Master Distributor Agreement is attached as an exhibit in reference with this prospectus.

Target Market

We plan to target the sale of our security products and security services to three primary customer groups;

  Residential

  Commercial

  Government

Market Growth Strategy

According to Security Industry Association the electronic security business is a business that constitutes more than $30 billion per year. This figure climbs to over $100 billion when factoring in ancillary services and products such as guards, barriers and fences, etc. Many projections forecast sustained industry growth of 10 to 15 percent annually through the year 2020. World events are identifying increased use of security products and services across virtually every segment of society.

We believe that the number of prospective customers for the security industry is unlimited. With the internet reaching the entire globe we believe that we will be able to provide our security products and services to anyone in the world. To reach our market penetration strategy we plan to use a combination of inside, outside, and independent sales representatives supported by an aggressive advertising campaign to reach the three different levels of the security industry: distribution, dealer and end user. We plan to also use an aggressive advertising campaign to reach the individual business and home owners to drive business to our dealer network. We also plan on pursuing several acquisition possibilities that will compliment the current product line and business model and strengthen our company.

Principal Products and Services

We plan on utilizing national distributors, independent sales professionals and local dealers to sell our security products and security services. Currently, customers are able to purchase our Biometric Door Locks by contacting our head office located in Denver, Colorado or by contacting one of our three sales representatives, which are located in various regions throughout the U.S.A. Our Digital Video Recording Technology, OPIE (Outside Portable Investigative Equipment), Home Automation Systems, Video Monitoring, Cellular and Wireless Mesh Networks and Wireless Internet-Linked Satellite Surveillance Systems are currently under development.

Biometric Door Locks

On February 5, 2007, we introduced our proprietary HS3-100 Series and HS3 -200 Series Biometric Door Lock Products. Unlike conventional door locks, our Biometric Door Locks uses the touch of a registered fingerprint to unlock the door instead of keys or cards, which can be stolen or copied. Users also do not need to remember any passwords or PIN codes. The lock design has a hi-tech appearance combined with uncompromising style to create a personal statement of taste and sophistication.

We currently offer the following Biometric Door Locks for sale;

  HS3-101S

  HS3-113S

  HS3-220 BAC Unit

We are the sole distributor in the USA for Autostar’s biometric access control products. We currently offer the following Autostar Biometric Door Lock Products for sale;

  Touch Star

  Touch Star Mini

  Touch Star SOHO

  Touch Star SOHO PRO

Digital Video Recording Technology

We provide and manufacture DVRs designed to meet the specific requirements of our customers. We manufacture our DVRs to be integrated with our logical and physical security specifications.

OPIE (Outside Portable Investigative Equipment)

OPIE is a real time surveillance solution consisting of a combination of cutting edge video transmission and storage technologies integrated into a completely mobile platform. OPIE integrates remote video monitoring, motion detection sensors, proprietary wireless Mesh networking, satellite and cellular connectivity into a self contained, self sufficient, mobile platform. The units' unique design allows for the addition of solar panels and deep cycle batteries, allowing OPIE to function independently of external AC power restrictions.

Video Monitoring

We offer Video Monitoring and alarm verification services using our Integrated Security Portal located within our Denver Monitoring Center. We combine both logical and physical security products that provide video verification of alarms for our customers.

Cellular Network and Wireless Mesh Network Units

We are developing a wireless mesh networking product out of the need for remote location video monitoring. When conducting video monitoring for a remote location such as an oil field or power plant, the challenge facing the satellite Internet connection was that it was very limited in range due to cost restraints of laying cable. The wireless mesh network will be created to enhance the satellite Internet connection by increasing connectivity over a broader physical range. We anticipate that our mesh networking system will be self-aware, self healing, and self propagating, which means that if the user loses one of the access points, the network will actually reroute traffic around that lost access point. We believe that we will be able to use this network to go into a location with satellite uplink and cover a broader range that would be possible if it were tied to cables.

Wireless Internet-Linked Satellite Surveillance Systems

We are also capable of providing customers with complete integrated solutions to high-speed internet and surveillance needs. We plan to supply high-speed satellite internet access to all locations in the continental United States. By replacing the need for copper or fiber-optic telephony equipment in the business or home, customers cost savings can be significant. We hope to bring service for the first time to areas and industries currently not able to access high-speed internet cost effectively.

Our integrated operating system provides real-time access through our satellite network to deliver 24/7 security information that is available via the internet to authorized personnel, with the proper security clearance. Additional biometric technology can be added to ensure user identity interface.

We plan to provide satellite internet broadband access at high-speeds, web hosting services, the ability to observe activities around remote facilities with digital IP cameras, as well as advanced biometrics for time and attendance and access control.

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

Equipment Leasing

We plan to work with several equipment leasing companies who will assist us to provide customers with a complete leasing program for our security products. By combining equipment leasing with our security services in one package deal, we believe it will make it simple for our dealers to complete the sale by presenting customers with complete security solutions for one monthly comprehensive fee. The leasing business represents an opportunity for us to capture significantly more business by removing dealer and end-user objections. For the end-user, equipment leasing mitigates the high initial investment in hardware by the end-user that may be cost prohibitive. For this reason, the leasing program is especially geared towards attracting small business owners who are unable to spend up to $100,000 in security hardware, but who are very willing to pay a monthly fee for security product leasing and monitoring services.

Manufacturing

Manufacturing of our security products has been contracted to third party manufacturers. We plan to rely on these manufacturers to produce high quality security products for sale to our customers.

Installation

The installation of our security products has been contracted out to third parties. We will rely on these installers to install our security products.

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

Research and Development

Our research and development efforts are focused on enhancing our products including: (i) periodic re-design of products and incorporation of new technologies to improve performance and manufacturability; (ii) design of new product lines for standard products and additional specialized applications; and (iii) expansion and the adaptation of existing products to accommodate the requirements of customer needs. Research and development efforts are conducted in-house, by contracted consultants and with unique exclusive relationships developed with some of our suppliers.

We anticipate expending approximately $400,000 during the twelve-month period ending June 30, 2008 on research and development activities.

Intellectual Property

We own and operate the duly registered internet domain name: www.HS3Tech.com. The information contained in our website is not part of this current report.

Patents and Proprietary Technology

We do not currently have any patents in regards to our technology.

Marketing

To reach our market penetration strategy we plan to use a combination of inside, outside, and independent sales representatives supported by an aggressive advertising campaign to reach the three different levels of our target market; Residential, Commercial and Government.

Employees

As of June 30, 2007, we have 8 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements. We have 15 subcontractors that we periodically engage as required.

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

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

Risks Related To Our Business

We will require significant additional financing, the availability of which cannot be assured, and if we are unable to obtain such financing, our business may fail.

Our business plan calls for significant expenses necessary to continue the development of our business and expand our position in the market. There is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

  support our planned growth;

  develop or enhance new and existing security products;

  increase our marketing efforts;

  acquire complementary businesses, security products or technologies; and/or respond to competitive pressures or unanticipated requirements.

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

We are aware of similar security products and security services which compete directly with our security products and security services and some of the companies developing these security products and security services have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop security products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

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

Rapid technological changes in our industry could render our security products or security services non-competitive or obsolete and consequently affect our ability to generate revenues.

We will derive all of our revenues from the sale of security products and security services. Such security products and security services are characterized and affected by rapid technological change, evolving industry standards and regulations and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new security products and security services that meet customer demands. We expect new security products and security services to be developed and introduced by other companies that compete with our security products and security services. The proliferation of new and established companies offering similar security products and security services may reduce demand for our particular security products and security services. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or regulations or to new security products and security services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new security products and security services.

We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends in part on our proprietary technology incorporated in our security products. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we would not be able to compete as effectively. We consider our technologies invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect our technologies, and other intellectual property rights, which presently are based upon registered trade marks in addition to trade secrets, may not be adequate to prevent their unauthorized use. Although we rely, in part, on contractual provisions to protect our trade secrets and proprietary know-how, there is no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Further, the laws of foreign countries may provide inadequate protection of intellectual property rights. We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of corporate resources. In addition, notwithstanding any rights we have secured to our intellectual property, other persons may bring claims against us claiming that we have infringed on their intellectual property rights, including claims that our intellectual property rights are not valid. Adverse determinations in litigation in which we may become involved could subject us to significant liabilities to third parties, require us to grant licenses to or seek licenses from third parties and prevent us from manufacturing and selling our security products. Any claims against us, with or without merit, could be time-consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our trademarks or require us to make changes to our technologies. Furthermore, we cannot assure you that any pending patent application made by us will result in an issued patent, or that, if a patent is issued, it will provide meaningful protection against competitors or competitor technologies.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our security products and security services and implement our business objectives could be adversely effected.

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

We have a history of losses and negative cash flows, which is likely to continue unless our security products gain sufficient market acceptance to generate a commercially viable level of sales.

Although we anticipate that we will be able to start generating increased revenues during the next six months to 12 months, we also expect an increase in development and operating costs . Consequently, we expect to incur operating losses and net cash outflows unless and until our existing security products and security services, and or any new security products that we may develop or acquire, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

We will rely on a certain number of distributors to distribute our security products to customers. We could be adversely affected by an increase in our suppliers prices, a significant decline in our suppliers financial condition. As a result, our business may fail and investors may lose their entire investment.

We will rely on a certain number of distributors to distribute our security products to our customers. We could be adversely affected by an increase in our distributors prices of distribution services or a significant decline in our distributors financial condition. If the relationships with any one of our distributors is terminated and we are not successful in establishing a relationship with an alternative distributor who offers similar services at similar prices, our results of operations could be adversely affected, our business may fail and investors may lose their entire investment.

We will be dependent upon third party manufacturers to produce our security products. We could be adversely affected by an increase in our manufacturers services or a significant decline in our manufacturers financial condition. As a result, our business may fail and investors may lose their entire investment.

As a cost efficiency measure, we do not plan to manufacture our own security products but contract such manufacturing to third parties. We could be adversely affected by an increase in our manufacturers prices of manufacturing services or a significant decline in our manufacturers financial condition. If the relationships with any one of our manufacturers is terminated and we are not successful in establishing a relationship with an alternative manufacturer who offers similar services at similar prices, our results of operations could be adversely affected, our business may fail and investors may lose their entire investment.

The limitation of any one of our manufactures available manufacturing capacity due to significant disruption in their manufacturing operation could have a material adverse effect on sales revenue and results of operations and financial condition.

We will be dependent upon third party manufacturers to produce our security products. If production at any one of our manufacturers manufacturing plant is disrupted for any number of reasons, manufacturing yields may be adversely affected and we may be unable to meet our customers requirements. Consequently, our customers may purchase security products from our competitors. This could result in a significant loss of revenues and damage to our customer relationships, which could materially adversely affect our business, results of operations or financial condition.

Unless we can establish significant sales of our current security products and security services, our potential revenues may be significantly reduced.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our security products and security services. We expect that these security product and security services and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. The successful introduction and broad market acceptance of our security products - as well as the development, introduction and market acceptance of any future enhancements - are, therefore, critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings, or any new product offerings, applications or enhancements. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would significantly harm our business.

There is a high risk of business failure due to the fact that we have not commenced commercial operations.

Although we are in the initial stages of developing and implementing the commercialization of our security products and security services, there is no assurance that we will be able to successfully develop sales of our security products and security services. Thus we have no way of evaluating whether we will be able to operate the business successfully, and there is no assurance that we will be able to achieve profitable operations.

Potential investors should be aware of the difficulties normally encountered in developing and commercializing new security products and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to development, manufacture and financing of our security products. If we are unsuccessful in addressing these risks, our business will most likely fail.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our security products and security services, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our security services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Our security products and security services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our security products and security services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new security products and security services and enhance our current security products and security services on a timely and cost-effective basis. Further, our security products and security services must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new security products and security services or enhanced versions of existing security products and security services. Also, we may not be able to adapt new or enhanced security products or security services to emerging industry standards, and our new security products or security services may not be favorably received.

Demand for our security products and security services might be insufficient for us to become profitable.

We cannot predict with certainty the potential consumer demand for our security products or security services or the degree to which we will meet that demand. If demand for our security products or security services does not develop as expected and achieve consumer market acceptance, we might not be able to generate enough revenue to become profitable or to sustain our operations. We plan to target the sale of our security products and security services to three primary customer groups; residential, commercial and government. We have based our strategy to target these consumers on a number of assumptions, some or all of which could prove to be incorrect. Even if markets for our service develop, we could achieve a smaller share of these markets than we currently anticipate.

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

  actual or anticipated variations in our quarterly operating results;

  announcements of new services, products, acquisitions or strategic relationships by us or our competitors;

  changes in accounting treatments or principles;

  changes in earnings estimates by securities analysts and in analyst recommendations; and

  general political, economic, regulatory and market conditions.

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

Our independent auditors have noted in their report concerning our financial statements as of June 30, 2007 that we have incurred substantial losses since inception, which raises substantial doubt abut our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See our auditors’ report on our consolidated financial statements elsewhere in this Form 10-KSB.

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

Item 2.           Description of Property.

Principal Offices

Our principal offices are located at 1800 Boulder Street, Suite 600, Denver, Colorado 80211-6400. Our telephone number at our principal office is (303) 455-2550. The 4,000 square foot space is leased for $4,000 per month for a 3 year term that commenced on October 1, 2005. We believe that our principal office will be adequate for our needs for the next 1 year at which point we will need to expand into additional office space at the same location. It is anticipated that we will need up to 4000 square feet of additional space.

Item 3.           Legal Proceedings.

Other than as set out below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

During the year ended June 30, 2007, certain of our stockholders requested that our company hold an annual meeting of stockholders. This requisition led to an order by the courts that our company hold an annual meeting. In satisfaction of the court order, our company held an annual meeting of our stockholders on August 14, 2007.

Item 4.           Submissions of Matters to a Vote of Security Holders.

On August 14, 2007, at an annual meeting of our stockholders, Michael Yinger, Charles F. Ferris, Mark Lana and Robert A. Morrison were elected directors of our company and Weaver & Martin, LLC were ratified as our independent auditors for the ensuing year.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
June 30, 2007	$0.35	$0.077
March 31, 2007	$0.45	$0.13
December 31, 2006	$0.95	$0.24
September 30, 2006	$0.39	$0.05
June 30, 2006	$1.28	$0.32
March 31, 2006	$2.64	$1.04
December 31, 2005	$4.52	$2.08
September 30, 2005	$n/a	$n/a

(1)	Our common stock received approval for quotation on July 20, 2005. The first trade occurred on October 12, 2005.

On September 10, 2007, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.08.

As of September 10, 2007, there were 78 holders of record of our common stock. As of such date, 31,470,802 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

Effective August 28, 2007, our company has been provided with certain loans from related parties, as set forth below. We had agreed to pay 15% interest per year or issue shares at $0.12 for conversion of the loans, at the discretion of the provider of the loan. If we conduct an offering at a lower priced conversion, the below notes may be converted at the lower conversion rate. All principle and interest are due on demand.

From	Amount of Loan	Date funds provided

Robert A Morrison	$ 5,000.00	received June 29, 2007
Robert A Morrison	$100,000.00	received May 19, 2007
Robert A Morrison	$ 31,000.00	received December 31, 2005
Mark Lana	$ 15,000.00	received July 31, 2007
Mark Lana	$ 15,000.00	received August 15, 2007

On April 4, 2007, we issued an aggregate of 3,731,811 shares of our common stock for services rendered to our company to two (2) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

On April 11, 2007 and March 20, 2007, we granted options to purchase an aggregate of 2,500,000 shares of our common stock to four (4) employees at an exercise price of $.15 and nine (9) employees and consultants at an exercise price of $.16 per share, (the price of our stock on the grant date) exercisable until April 11, 2012 and March 20, 2012. The options were issued to nine (9) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

On March 26, 2007, we closed a private placement for the issuance of 8,362,500 common shares raising gross proceeds of $669,000. Each common share was issued at a purchase price of $0.08. We issued all of the 8,362,500 common shares to 22 U.S. persons relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the Stock Option Plan described below.

Stock Option Plan

On November 9, 2005, the Company adopted the 2005 Stock Option Plan for its directors and employees, reserving a total of 2,500,000 shares of its common stock for issuance pursuant to grants to be made under the stock option plan. As of June 30, 2007, 2,500,000 options have been granted to employees and consultants of our company and no options were available for future grant under this plan.

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

The following table summarizes certain information regarding our equity compensation plan as at April 16, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	N/A	$ N/A	N/A
Equity compensation plans not approved by security holders	2,500,000	($71,929)	Nil
Total	2,500,000	$ ($71,929)	Nil

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

Plan of Operations

Our operating expenses consist mostly of sales, marketing, and general and administrative expenses. The amount incurred by our company for the year ended June 30, 2007 was $2,341,249, of which $1,866,083 were non cash costs.

We anticipate that we will require up to $2,500,000 for the 12 months ending June 30, 2008 to develop our biometric security technology products and monitoring services and provide for the expansion and adaptation of existing products to accommodate the requirements of customer needs. We may be required to hire additional sales and marketing, management, and technical personnel.

Purchase of Significant Equipment

We do anticipate the purchase of significant equipment during the next twelve-month period. This could include equipment for increased bandwidth requirements, and equipment for monitoring services.

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

Our principal capital resources have been through the subscription and issuance of common stock, although we have also used stockholder loans and advances from related parties.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At June 30, 2007, we had a working capital deficit of $68,999 compared to working capital deficit of $530,940 at June 30, 2006.

At June 30, 2007, our total current assets were $214,785 compared to total current assets of $144,905 as at June 30, 2006.

At June 30, 2007, our total current liabilities were $283,784 compared to total current liabilities of $675,845 as at June 30, 2006.

At June 30, 2007, we had cash on hand of $984 compared to $13,616 as at June 30, 2006.

For the year ended June 30, 2007, we posted a net loss of $2,924,327 compared to a net loss of $444,770 for the ended June 30, 2006. The principal components of the loss for the year ended June 30, 2007 were sales and marketing and general and administrative expenses.

For the year ended June 30, 2007, we incurred operating expenses of $3,010,407 compared to $462,826 for the year ended June 30, 2006.

We estimate that our monthly burn rate (cash needs) will be $210,000.

Cash Requirements

We will require additional funds to implement our growth strategy in research and development, and sales and marketing primarily. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Estimated Funding Required During the Twelve Month Period Ending June 30, 2008

Operating expenses

Sales and Marketing	$600,000

Research and Development	400,000

Consulting and Professional Fees and Wages	200,000

Product Development	200,000

Public Relations	100,000

Travel and Promotion	200,000

General and Administrative	600,000

Total Operating Expenses	2,300,000

Working Capital	200,000

Total	$2,500,000

We currently anticipate that revenues will commence and increase in the long-term as we increase our sales and marketing activities and introduce new products relating to biometric security products and monitoring services. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating revenues from security solutions and monitoring services within the next three months, however, we are not in a position to predict whether we will be able to generate sufficient sales revenues to meet operating expenses.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

We have historically incurred losses and have incurred losses of $3,369,097 for the two years ending June 30, 2007. Because of these historical losses, we will require additional working capital to develop our business operations.

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

We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options.

Item 7.           Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
HS3 Technologies, Inc.

We have audited the accompanying balance sheet of HS3 Technologies, Inc. as of June 30, 2007 and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HS3 Technologies, Inc. as of June 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from inception that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/
Weaver & Martin, LLC
Kansas City, Missouri
October 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HS3 Technologies, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of HS3 Technologies, Inc. as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HS3 Technologies, Inc. as of June 30, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of revenues and operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
September 18, 2006

HS3 Technologies, Inc.

Consolidated Balance Sheet	June 30, 2007	June 30,2006

ASSETS
Current Assets
Cash and cash equivalents	$984	$13,616
Accounts receivable	92,902	9,946
Inventory	98,014	112,993
Deposit on inventory	22,885	8,350
Total current assets	214,785	144,905

Furniture, fixtures and equipment, net of accumulated depreciation of
$26,014 and $7,688 respectively	102,325	80,329
Total Assets	$317,110	$225,234

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$147,784	$75,845
Convertible debenture		500,000
Convertible notes payable	136,000	100,000

Total current liabilities	283,784	675,845

STOCKHOLDER'S EQUITY (Deficit)
Preferred stock, $0.0001 par value, 2,500,000 shares authorized
None issued or outstanding
Common stock, $0.0001 par value, 50,000,000 authorized,
31,470,802 and 17,491,491 shares issued and outstanding, respectively	31,471	17,492
Additional paid in capital	3,658,713	(17,492)
Unamortized cost of stock and warrants issued for services	(281,920)
Retained earnings (deficit)	(3,374,938)	(450,611)
Total Stockholders' Equity (Deficit)	33,326	(450,611)

Total Liabilities and Stockholders' Equity (Deficit)	$317,110	$225,234

See notes to consolidated financial statements

HS3 Technologies, Inc.

	For the Year	For the Year
	ended	ended
Consolidated Statement of Operations	June 30, 2007	June 30, 2006

Net Sales	$203,106	$42,409

Cost of Goods Sold	105,406	23,099

Gross Profit	97,700	19,310

Operating Expenses:
Payroll Expense	487,216	-
Stock Option Expense	540,755	-
Professional Fees Expense	1,469,801	-
Sales & Marketing	12,898	53,415
General and Administrative	480,198	401,723
Depreciation	19,539	7,688
Total Operating Expenses	3,010,407	462,826

Income (Loss) From Operations	(2,912,707)	(443,516)

Other Income (Expense)
Interest Income	3,380	1,203
Interest and Other Expense	(15,000)	(2,457)
Total Other Income (Expense)	(11,620)	(1,254)

Net loss	$(2,924,327)	$(444,770)

Net loss per share-basic and diluted	$(0.01)	$(0.04)

Weighted Average Number of Common Shares Outstanding	21,783,375	11,869,333

See notes to consolidated financial statements

HS3 Technologies, Inc.

Condensed Consolidated Statement of Stockholders' Equity
(Deficit)				Unamortized
				Cost		Total
			Additional	Stock/Warrants	Retained	Stockholders'
	Common Stock		Paid-in	Issued for	Earnings	Equity
	Shares	Amount	Capital	Service	(Deficit)	(deficit)
Balances as of June 30, 2005	625,000	625	1,375		(5,841)	(3,841)

Effect of recapitalization	16,866,491	16,867	(18,867)		-	(2,000)
Net (loss) for the year ended June 30, 2006	-	-	-	-	(444,770)	(444,770)

Balances as of June 30, 2006	17,491,491	17,492	(17,492)	-	(450,611)	(450,611)

Issuance of shares in conversion of debenture	125,000	125	499,875	-	-	500,000

Issuance of shares in conversion of notes	1,231,811	1,232	121,949	-	-	123,181
						-
Shares issued for cash	10,862,500	10,862	908,138	-	-	919,000
						-
Shares issued for services	1,760,000	1,760	623,040	(165,920)	-	458,880
						-
Warrants issued for services	-	-	982,448	(116,000)	-	866,448
						-
Options issued to employees	-	-	540,755	-	-	540,755

Net (loss) for the period ended June 30, 2007	-	-	-	-	(2,924,327)	(2,924,327)

Balances as of June 30, 2007	31,470,802	$31,471	$3,658,713	(281,920)	$(3,374,938)	$33,326

See notes to consolidated financial statements

HS3 Technologies, Inc.
	For the Year	For the Year
	Ended	Ended
Consolidated Statement of Cash Flows	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net (loss)	$(2,924,327)	$(444,770)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation	19,539	7,688
Warrants, stock, and options issued for service	1,866,083	-
Gain on sale of fixed assets	(1,213)	-
Effect of recapitalization	-	(2,000)
Changes in other current assets and liabilities:
Increase in accounts receivable	(82,957)	(9,018)
Inventory	14,979	(112,993)
Deposit on Inventory	(14,535)	(8,850)
Accounts Payable and accrued liabilities	71,939	75,845
Net cash used in operating activities	(1,050,492)	(494,098)

Cash flow from investing activities
Proceeds from sale of fixed assets	5,200	-
Purchase of fixed assets	(45,522)	(88,017)
Net cash from investing activities	(40,322)	(88,017)

Cash flow from financing activities
Proceeds from convertible debenture	-	500,000
Sale of Common Stock	919,000	-
Advance from Shareholder	-	(7,310)
Proceeds from note payable	159,182	100,000
Net cash flow provided by financing activities	1,078,182	592,690

Increase in cash and cash equivalents	(12,632)	10,575

Cash and cash equivalents, beginning of period	13,616	3,041

Cash and cash equivalents, end of period	$984	$13,616

Supplemental cash flow information:
Interest paid	-
Income taxes paid	-	-
Non cash financing activities:		-
Warrants and stock issued for services	$1,605,488	$-
Conversion of convertible notes	615,000	-
Options issued for services	540,755	-

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

(a) Description of Business

On November 9, 2005, we acquired ip-Colo, Inc., in a reorganization, a development stage corporation organized in Colorado on December 24, 2004 (herein referred to as “ip-Colo”). On the date of the reorganization, we were a non-operating entity without any assets or liabilities.

Immediately prior to the reorganization, we had a total of 77,623,000 shares of issued and outstanding common stock. The reorganization was entered into pursuant to an Asset Purchase Agreement whereby the we issued 1,612,520 shares of common stock to the shareholders of ip-Colo for all of the previously issued and outstanding common stock of ip-Colo. Concurrently, we cancelled 9,269,520 shares of common stock outstanding upon agreement with shareholders.

As a consequence of the reorganization, the former ip-Colo shareholders owned approximately 57.6% of the resultant 69,966,000 outstanding shares of the Company common stock. The reorganization was recorded as a recapitalization effected by a reverse acquisition wherein we are treated as the acquiree for accounting purposes, even though we were the legal acquirer. Accordingly, the results of operations included in the financial statements consist solely of the accounting acquirer, ip-Colo since its December 24, 2004 inception and the Company from the date of reorganization.

On September 6, 2006, we effected a one (1) new for four (4) old reverse stock split of its authorized, issued and outstanding stock. As a result, its authorized capital decreased to 50,000,000 shares of common stock with a par value of $0.001 each and 2,500,000 preferred stock with a par value of $0.001 each.

(b) Basis of Presentation

We are no longer a development stage company. (c) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ip-Colo. All inter-company balances and transactions have been eliminated.

(d) Accounting Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Actual results could differ from those estimates and assumptions.

(e) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

(f) Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives (3-5 years) . Expenditures for maintenance and repairs are charged to expense.

(g) Inventory

Inventory consists of finished goods purchased from third-party manufacturers and is valued at the lower of average cost or market. Average cost is determined using the first-in, first-out method of accounting.

1. Significant Accounting Policies (continued)

(h) Long-lived Assets

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

(i) Research and Development Costs

The Company expenses research and development costs as incurred. The Company incurred $4,427 and $0 research and development cost for years ended June 30, 2007 and June 30, 2006, respectively.

(j) Loss Per Share

Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share gives effect to all potential diluted common shares outstanding during the period. In periods of net loss, there are no diluted earnings per share since the result would be anti-dilutive.

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

(m) Stock-Based Compensation

Common stock, warrants and options issued for services are accounted for based on the fair market value at the date the services are performed. If the awards are based on a vesting period the fair market value of the awards is determined as vesting is earned. If the services are to be performed over a period of time the value is amortized over the life of the period that services are performed.

(n) Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions. In 2007 one customer represented 65% of our revenue. We continually evaluate the creditworthiness of our customers. We evaluate the collectibility of accounts receivable on a combination of factors. Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at June 30, 2007.

1. Significant Accounting Policies (continued)

(o) Revenue Recognition

We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

(p) Effect of Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108. SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements. SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatements on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended June 30, 2007 and found no adjustments necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No.157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our consolidated balance sheet or statement of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by us on July 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated balance sheet or statement of operations.

(q) Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

3. Notes Payable

Our company has been provided with certain loans from related parties, as set forth below. We had agreed to pay 15% interest per year or issue shares at $0.12 for conversion of the loans, at the discretion of the provider of the loan. If we conduct an offering at a lower priced conversion, the below notes may be converted at the lower conversion rate. All principle and interest are due on demand.

From	Amount of Loan

Robert A Morrison	$ 5,000.00
Robert A Morrison	$100,000.00
Robert A Morrison	$ 31,000.00

4. Common Stock

On October 10, 2005, we received total gross proceeds of $500,000 and issued a convertible debenture, convertible into 125,000 shares of common stock at the option of the Company once the value of the Company’s common stock exceeds $4.00 per share. Interest was to accrue and be paid in full at 5% per annum if the acquisition of ip-Colo, Inc. did not occur within 120 days of the closing of the debenture. The acquisition of ip-Colo, Inc. did occur on November 9, 2005 or within 29 days of the closing of the debenture. Thus, no interest was due or payable. Further, the fair value of the Company’s stock did exceed $4.00 per share as quoted on the Over-the-Counter Bulletin Board in November 2005. On October 13, 2006, we converted the outstanding debenture using a conversion price of $4.00 per share into 125,000 shares of common stock.

On May 9, 2006, we entered into an unsecured short-term promissory note for $100,000. The note bears interest at 8% annually and was due in full on May 9, 2007. On August 8, 2006, we entered into an unsecured short-term promissory note for $15,000. The note bears interest at 8% annually and is due in full on August 8, 2007. On April 4, 2007 both notes along with accrued interest of $8,182 were converted into 1,231,811 shares of our common stock.

On August 23, 2006 and September 19, 2006, we entered into two stock subscriptions aggregating $50,000 and $24,000, respectively. Under these subscriptions, on December 12, 2006, we issued 925,000 shares of common stock at a purchase price of $0.08 per share. In addition, between September 24, 2006 and November 1, 2006, we completed a series of equity stock subscription placements aggregating $400,000. Under the subscriptions, on December 12, 2006, we issued 5,000,000 shares of common stock at a purchase price of $0.08 per share.

On February 1, 2007 we completed a private placement aggregating $250,000. Under the subscription, on April 4, 2007, we issued 2,500,000 shares of common stock at a purchase price of $.10 per share.

On March 22, 2007, we completed a series of private placements aggregating $195,000. Under the subscriptions, we issued 2,437,500 shares of common stock at a purchase price of $0.08 per share to six employees.

On October 1, 2006, we issued 800,000 shares of common stock, valued at $248,000, using the price of our shares at the date of our agreement, to Ice Cold Stocks to provide advisory and consulting services to the Company in conjunction with the Company’s development of its marketing plan and business plan and goals. The services were for one year. We have $62,000 remaining as unamortized cost of stock and warrants issued for services and have expensed as professional fees $186,000 for the year ended June 30, 2007.

On December 4, 2006, we entered into an agreement with Redwood Consultants LLC, a business communications consulting firm for market communications, investor relations and strategic planning services. We issued 870,000 shares of common stock to the consulting firm, valued at $348,000, using the price of our shares at the date of our agreement and 1,000,000 warrants (see warrants and options). The agreement was for a one year period and we have $103,920 remaining as unamortized cost of stock and warrants issued for services and have expensed as professional fees $243,210 for the year ended June 30, 2007.

On January 22, 2007 the Company issued 90,000 shares of common stock, valued at $28,800, using the price of our shares at the date of our agreement, to Wall Street Resources, Inc. to provide written analytical coverage and consultation in matters concerning corporate finance and investor communications. We have expensed as professional fees $28,800 for the year ended June 30, 2007.

5. Options and Warrants

The Board of Directors has approved a Stock Option Plan (“the” Plan”) authorizing the issuance of a total of 2,500,000 shares pursuant to which directors, officers, employees of the Company are eligible to receive grants of options for the Company’s common stock. Each stock option entities its holder to purchase one common share of the Company.

On March 20, 2007 and April 11, 2007, we granted options to purchase an aggregate of 2,500,000 shares of our common stock to nine (9) employees and consultants at an exercise price of $0.1667 and $.15 per share, (the price of our stock on the grant date) exercisable until March 20, 2012 and April 11, 2007. The value of the options was $540,755 and we recorded this as Stock Option Expense. The options were valued using the Black-Scholes pricing model with a common stock price of $0.1667 and $0.15, five-year term, volatility of 206.64% and a yield of 3%.

We issued 6,250,000 warrants to Malibu Holdings, LLC in connection with financial advisory services they provided us. The value of the warrants was $670,689 based on the Black-Scholes pricing model using the assumptions of stock price on the date of the agreement $.16, Exercise Price$.12, Term is 2 years, Yield is 3% and volatility of 120.13% . We expensed as professional fees $670,689 for the year ended June 30, 2007.

A summary of stock option and warrants is as follows:

		Average		Average
	Options	Price	Warrants	Price
Outstanding 07/01/05	-	-	-	-
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 06/30/06	-	-	-	-

Outstanding 07/01/06	-	-	-	-
Granted	2,500,000	$0.16	7,250,000	$0.17
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 06/30/07	2,500,000	$0.16	7,250,000	$0.17

6. Related Parties

The Company leases office space from a company owned by a major stockholder. Rent expense under this lease was $48,000 and $35,500 for the years ended June 30, 2007 and 2006, respectively.

As described in Note 3 in the accompanying footnotes, our company has been provided with certain loans from related parties, as set forth below. We had agreed to pay 15% interest per year or issue shares at $0.12 for conversion of the loans, at the discretion of the provider of the loan. If we conduct an offering at a lower priced conversion, the below notes may be converted at the lower conversion rate. All principle and interest are due on demand

7. Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to different treatment between book and tax bases. There is approximately $1,602,000 of net operating loss carry-forwards which expire in 2021-2022. The net deferred tax is as follows:

	June 30, 2007	June 30, 2006
Non-current deferred tax asset (liabilities):
Net operating loss carry-forward	$545,000	$153,000
Valuation allowance	(545,000)	(153,000)
Total deferred tax net	$-	$-

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	March 31, 2007		March 31, 2006
Statuary tax rate	34.0%		34.0%
Change in valuation allowance	(34.0%	)	(34.0%	)
Effective tax rate	0.0%	)	0.0%	)

8. Subsequent Events

We obtained loans from a related party, as set forth below. We had agreed to pay 15% interest per year or issue shares at $0.12 for conversion of the loans, at the discretion of the provider of the loan. If we conduct an offering at a lower priced conversion, the below notes may be converted at the lower conversion rate. All principle and interest are due on demand.

Mark Lana	$15,000.00	received July 31, 2007
Mark Lana	$15,000.00	received August 15, 2007

Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 27, 2007, we decided to engage new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to Weaver & Martin, LLC, an independent registered firm of Certified Public Accountants. Accordingly, we dismissed Gordon Hughes & Banks, LLP on July 27, 2007.

During our two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Gordon Hughes & Banks, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Gordon Hughes & Banks, LLP, for either of the last two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals, except that Gordon Hughes & Banks, LLP expressed in their report substantial doubt about our ability to continue as a going concern. The decision to change accountants was based on the determination by the Board of Directors that such a step was necessary in order that our auditors be located in the same city as our head offices and as such be more accessible to the company.

We provided Gordon Hughes & Banks, LLP with a copy of the Current Report on Form 8-K prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in the Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Gordon Hughes & Banks, LLP is incorporated by reference in this registration statement from our Form 8-K filed on July 27, 2007.

Item 8A.          Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our chief executive officer. Based upon that evaluation, our company's president and our chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could affect internal controls subsequent to the date we carried out our evaluation.

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

Item 8B.          Other Information

None.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at September 10, 2007, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Mark Lana	Chief Executive Officer, Treasurer, Secretary and Director	53	November 9, 2005
Robert A. Morrison	President and Director	42	June 18, 2007
Charles F. Ferris	Director	60	August 14, 2007
Michael Yinger	Director	50	August 14, 2007

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Mark Lana, Chief Executive Officer, Treasurer, Secretary and Director

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

Robert A. Morrison, President and Director

Mr. Morrison was appointed as President and Director on June 18, 2007.

For the past 15 years Mr. Morrison has been the owner of RAM Enterprises Inc, a computer networking consulting company that designs, builds and maintains computer networks for various enterprises. Mr. Morrison was a director of ID-Confirm Inc. from December 12, 2004 to January 5, 2007 and was its President, Chief Executive Officer from September 12, 2005 to June 13, 2006, Chief Financial Officer from November 16, 2004 to July 22, 2005 and Chief Technology Officer from July 13, 2006 to January 5, 2007.

Charles F. Ferris, Director

Dr. Ferris was elected as a director on August 14, 2007.

Dr. Ferris is the Founder and President of Strategic Science LLC. He is a specialist on advanced topics in biotechnology, business management, and technology-based economic development. He provides strategic guidance to technology companies in the areas of scientific, business and corporate development, and is passionate about applying these backgrounds to optimize health and wellness outcomes. His professional career has also resulted in significant relationships with many academic, scientific, tech-policy and business opinion leaders. Dr. Ferris previously served as the Director of Biosciences Programs for the State of Colorado’s science and technology development agency. The agency was formed to promote public/private consortia and foster research excellence, technology transfer and technology-based business development.

As a retired Lieutenant Colonel from the U.S. Army, Dr. Ferris has an extensive background and training in military medical capabilities and protocols as well as chemical, radiation and biological defense. Dr. Ferris served as Chair of both the Letterman Army Institutional Review Committee and the Animal Care and Use Committee.

A resident of Colorado since 1983, Dr. Ferris has been involved in biological sciences research and business activities for over 20 years. His particular expertise is in the convergence of basic science and emerging technologies and taking these to market.

Dr. Ferris earned both his B.S. (animal science) and M.S. (reproductive physiology) from The Ohio State University, his M.B.A. from the University of Colorado and his Ph.D. (reproductive physiology) from Utah State University.

Dr. Ferris has graduated from numerous Army military medical courses and schools, including the Command and General Staff College.

Michael Yinger, Director

Mr. Yinger was elected as a director on August 14, 2007.

Mr. Yinger is a seasoned senior executive, with experience creating, building, and managing organizations, providing strategic advice via Board of Directors membership, both in the US and internationally. Over the course of his career, Mr. Yinger has delivered positive results (sales growth of 10-20% in a down market), dealt with senior level clients (CxO level), and established efficient organizations and partnerships in a number of different industries, within startups and established companies. He is well versed in business management consulting, including outsourcing (domestically and internationally) and business/integration. Mr. Yinger has direct experience managing technical as well as strategic initiatives, in traditional or matrix management environments.

Committees of the Board

Audit Committee

We do not have an Audit Committee, our entire board of directors performs the functions of an Audit Committee. The current size of our board of directors does not facilitate the establishment of a separate committee.

Nominating Committee

We do not have a Nominating Committee, our entire board of director performs the functions of a Nominating Committee and oversees the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Compensation Committee

We do not have a compensation committee.

Significant Employees

Our significant employees, their ages and positions held are as follows:

Name	Position Held with our Company	Age
Scott Annis	Chief Technology Officer	38

Scott Annis – Chief Technology Officer

Mr. Annis is responsible for the strategic rollout of HS3 Technologies’ solutions including site-surveys, deployment, implementation, liaison with WildBlue Communication technicians and maintenance of customer installations. Mr. Annis brings over 25 years of experience working with computers, servers, networks, wireless networking and routers. Prior to joining HS3 Technologies, Mr. Annis founded Nanuke Systems, Inc., a full-service Internet solutions firm. Nanuke Systems provides website and email hosting, wireless Internet access and network design, services and repair. Nanuke Systems specializes in the design, development and implementation of remote access solutions for large corporations. Mr. Annis also attended the University of Colorado at Boulder's Aerospace Engineering Program.

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

Code of Ethics

On September 10, 2007, our board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company's chief executive officer, president and chief financial officer (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

1.           honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.           full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.           compliance with applicable governmental laws, rules and regulations;

4.           the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

5.           accountability for adherence to the Code of Ethics and Business Conduct.

Our Code of Ethics and Business Conduct requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Ethics and Business Conduct emphasizes that all employees have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Ethics and Business Conduct by another.

Our Code of Ethics and Business Conduct is being filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-KSB. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: HS3 Technologies Inc., Suite 600, 1800 Boulder Street, Denver, CO 80211-6400.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.          Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2007 who had total compensation exceeding $100,000; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended June 30, 2007, 2006 and 2005, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Mark Lana(1) Chief Executive Officer, Treasurer and Secretary	2007 2006 2005	$125,000 $85,000 Nil	Nil Nil Nil	Nil Nil Nil	$43,260 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$168,260 Nil Nil
Robert A. Morrison(2) President	2007 2006 2005	$115,000 N/A N/A	$Nil N/A N/A	Nil N/A N/A	$151,411 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	$266,411 N/A N/A
Lougene Baird(3) former Chief Operating Officer and Secretary	2007 2006 2005	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Bonnie McNamara(4) former Chief Financial Officer	2007 2006 2005	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Frank McGill(5) former President and Chief Executive Officer	2007 2006 2005	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil
Linda Smith(6) former Chief Financial Officer and Treasurer	2007 2006 2005	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil

(1)	Mr. Lana was appointed President and Chief Executive Officer on November 9, 2005 and resigned as President on June 18, 2007.

(2)	Mr. Morrison was appointed President on June 18, 2007

(3)	Ms. Baird was appointed Chief Operating Officer and Secretary on November 9, 2005 and resigned as an officer on March 8, 2006.

(4)	Ms. McNamara was appointed Chief Financial Officer on March 14, 2006 and resigned on June 13, 2006.

(5)	Mr. McGill resigned as President and Chief Executive Officer on November 9, 2005.

(6)	Ms. Smith resigned as Chief Financial Officer and Treasurer on November 9, 2005

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Mark Lana	200,000	200,000	Nil	$0.1667	March 20, 2012	Nil	Nil	Nil	Nil
Robert Morrison	700,000	700,000	Nil	$0.1667	March 20, 2012	Nil	Nil	Nil	Nil

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to June 30, 2007.

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

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

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

Item 11.          Security Ownership of Certain Beneficial Owners and Management.

As of September 10, 2007, there were 31,470,802 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of September 10, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Mark Lana 1800 Boulder Street, Suite 600 Denver, CO 80211	2,577,113(2)	8.19%
Robert A. Morrison 1800 Boulder Street, Suite 600 Denver, CO 80211	4,077,113(3)	12.95%
Chuck Ferris 11612 E. 2nd Ave Aurora, CO 80010	Nil	0.00%
Michael Yinger 10940 S. Parker Road, Suite 151 Parker, CO 80134	Nil	0.00%
Lougene Baird PO Box 5035 Kailua, HI 96745	2,192,949	6.97%
Jens Dalsgaard 171 De3l Oro Lagoon Novato, CA 94949	2,500,000	7.94
Directors and Executive Officers as a group (4 people)	6,654,226 common shares	21.14%

(1)

Based on 31,470,802 shares of common stock issued and outstanding as of August 31, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Include 200,000 stock options currently exercisable or exercisable within 60 days

(3)	Include 700,000 stock options currently exercisable or exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.          Certain Relationships and Related Transactions.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

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

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).

10.3	Surveillance Instalment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).

10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).

10.5	Distribution Agreement with Autostar Technology Private Limited. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).

(16)	Code of Ethics

16.1*	Code of Ethics and Business Conduct

(16)	Letter on Change in Certifying Accountant

16.1	Letter from Gordon Hughes & Banks, LLP regarding change in certifying accountant (incorporated by reference from our Form 8-K filed on July 30, 2007).

(31)	Section 302 Certifications

31.1*	Section 302 Certification (Robert A. Morrison).

31.2*	Section 302 Certification (Mark Lana).

(32)	Section 906 Certification

32.1*	Section 906 Certification (Robert A. Morrison).

32.2*	Section 906 Certification (Mark Lana).

*Filed herewith

Item 14.          Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended June 30, 2007 and June 30, 2006:

Services	2007	2006
Audit fees	$20,000	$46,552
Tax fees	$Nil	$Nil
All other fees	$Nil	$Nil

Total fees	$20,000	$46,552

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Weaver and Martin LLC for the fiscal year ended June 30, 2007 and Gordon Hughes & Banks, LLP for the fiscal year ended June 30, 2006 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Weaver and Martin LLC, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Weaver and Martin LLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Weaver and Martin LLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Weaver and Martin LLC and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Weaver and Martin LLC’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES INC.

By:   /s/ Robert A. Morrison
         Robert A. Morrison
         President and Director
         Principal Executive Officer
         Date: October 10, 2007.

By:   /s/ Mark Lana
         Mark Lana
         Chief Executive Officer, Treasurer, Secretary and Director
         Principal Accounting Officer and Principal Financial Officer
         Date: October 10, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Robert A. Morrison
         Robert A. Morrison
         President and Director
         Principal Executive Officer
         Date: October 10, 2007.

By:   /s/ Mark Lana
         Mark Lana
         Chief Executive Officer, Treasurer, Secretary and Director
         Principal Accounting Officer and Principal Financial Officer
         Date: October 10, 2007.

By:   /s/ Charles F. Ferris
         Charles F. Ferris
         Director
         Date: October 10, 2007.

By:   /s/ Michael Yinger
         Michael Yinger
         Director
         Date: October 10, 2007.