Form 10QSB
period 2007-09-30
HS3 TECHNOLOGIES INC.
filed 2007-11-14
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

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

32,225,802 common shares as of September 30, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [X] No [ ]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HS3 Technologies, Inc.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HS3 Technologies, Inc.

Consolidated Balance Sheets	September 30, 2007	June 30, 2007

ASSETS
Current Assets
Cash and cash equivalents	$9,944	$984
Accounts receivable	124,990	92,902
Inventory	125,771	98,014
Deposit on inventory	-	22,885
Total current assets	260,705	214,785

Furniture, fixtures and equipment, net of accumulated depreciation of
$34,129 and $26,014 respectively	94,983	102,325
Total Assets	$355,688	$317,110

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$306,840	$147,784
Convertible board fees	8,332	-
Convertible notes payable	181,000	136,000

Total Liabilities	496,172	283,784

STOCKHOLDER'S EQUITY
Preferred stock, $0.0001 par value, 2,500,000 shares authorized	-	-
None issued or outstanding
Common Stock, $0.0001 par value, 50,000,000 authorized,
Stock owed not issued, 250,000 shares at September 30, 2007	250	-
Issued and outstanding 32,225,802 and 31,470,802	32,226	31,471
shares at September 30, 2007 and June 30, 2007 respectively
Additional paid in capital	3,772,958	3,658,713
Unamortized cost stock and warrants issued for services	(57,477)	(281,920)
Retained earnings (deficit)	(3,888,441)	(3,374,938)
Total Stockholders' Equity	(140,484)	33,326

	$355,688	$317,110
Total Liabilities and Stockholders' Equity

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

	Three Months	Three Months
	Ended	Ended
Consolidated Statement of Operations	September 30, 2007	September 30, 2006

Net sales	$153,628	$13,770

Cost of goods sold	39,931	6,815

Gross profit	113,697	6,955

Operating expenses:
Sales & marketing	46,594	34,052
Professional and consulting	118,256	-
Stock option expense	224,443	-
Payroll expense	125,371	-
General and administrative	99,072	127,248
Depreciation	8,115	-
Total operating expenses	621,851	161,300

Income (loss) from operations	(508,154)	(154,345)

Other income (expense)
Interest income	-	58
Interest expense	(5,350)	(2,360)
Other expense	-	(670,689)
Total other income (expense)	(5,350)	(672,991)

Net loss	$(513,504)	$(827,336)

Net loss per share-basic and diluted	$(0.02)	$(0.05)

Weighted average number of common shares outstanding	32,195,701	17,491,500

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

	Three Months	Three Months
	Ended	Ended
Consolidated Statement of Cash Flows	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net (loss)	$(513,504)	$(827,336)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation	8,115	4,720
Warrants, stock, and options issued for service	314,693	670,689
Changes in other current assets and liabilities:
Increase in accounts receivable	(32,088)	(2,046)
Inventory	(27,757)	(859)
Deposit on Inventory	22,885	-
Accounts payable and accrued liabilities	167,388	(27,546)
Net cash (used in) operating activities	(60,268)	(182,378)

Cash flow from investing activities
Purchase of fixed assets	(772)	(1,001)
Net cash (used in) investing activities	(772)	(1,001)

Cash flow from financing activities
Sale of common stock	25,000	-
Advance from shareholders	-	15,000
Proceeds from convertible note payable	45,000	349,000
Net cash flow provided by financing activities	70,000	364,000

Increase in cash and cash equivalents	8,960	180,621

Cash and cash equivalents, beginning of period	984	13,616

Cash and cash equivalents, end of period	$9,944	$194,237

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash financing activities
Stock issued for services	$90,250	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

1. Organization and Business

HS3 Technologies, Inc. was incorporated in Nevada on January 28, 2003, and herein is referred to as “the Company”. Prior to a name change in October 2005, the Company was known as Zeno, Inc. The Company also changed its fiscal year end from March 31 to June 30.

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

2. Basis of Presentation

The un-audited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended June 30, 2007.

The financial statements include our wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated.

3. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

4. Notes Payable

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

From	Amount of Loan

Robert A Morrison	$144,000.00
Mark L. Lana	$27,000.00
Charles Ferris	$10,000.00

5. Options and Warrants

At September 30, 2007 we has 2,500,000 options outstanding with an average exercise price of $.16 per share and 7,250,000 warrants outstanding with an average exercise price of $.17 per share.

6. Common Stock

On August 15, 2007 we agreed to issue 720,000 shares of our common stock to Mr. Ferris and Mr. Yinger, Directors of our company, for services that they have rendered. The valued of the services was $86,400 based on the trading price of our stock on the day the shares were approved and this was included as professional fee expense. We also agreed to compensate those directors and they will receive $25,000 annually. They have the option to receive cash or stock at a price of $.12 per share. At September 30, 2007 we have recorded a liability of $8,332 for convertible board fees unpaid and an offsetting professional fee expense.

On September 15, 2007 we issued 35,000 shares of our stock to Conor Hollis for professional services valued at $3,850 based on the trading price of our stock on the day the Board authorized the stock to be issued.

We sold 250,000 shares of our stock in the quarter ended September 30, 2007 for $25,000. At September 30, 2007 the shares were un-issued and we have recorded $250 in equity for this.

7. Related Parties

The Company leases office space from a company owned by a major stockholder. Rent expense under this lease was $12,000 for the three months ended September 30, 2007 and 2006, respectively.

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

8. Subsequent Events

Our company has been provided with certain loans from related parties, as set forth below. We have agreed to pay 15% interest per year or issue shares at $0.12 for conversion of the loans, at the discretion of the provider of the loan. If we conduct an offering at a lower priced conversion, the below notes may be converted at the lower conversion rate. All principle and interest are due on demand.

From	Amount of Loan	Date funds provided
Robert A Morrison	$9,000.00	received October 01, 2007
Charles F Ferris	$10,000.00	received October 04, 2007
Michael Yinger	$1,000.00	received October 10,2007

On November 1, 2007 we sold 50,000 shares of our common stock for $5,000.

On November 5, 2007, we sold 2,500,000 shares of our common stock for $250,000.

On November 6, 2007, we purchased 5,000,000 share purchase warrants for $70,000.

November 8, 2007, we issued an aggregate of 600,000 shares of our common stock, valued at $45,000, for services rendered to our company.

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

We have refocused our company and are pleased to announce that we have expanded our market strategies with a diverse new line of cutting edge products and services to meet the growing needs of the security industry. To meet the ever changing needs of the industry, HS3 is launching a combination of state-of-the art products and services that include digital video recording technology (DVR), biometric access control (door locks), personal biometric identification units, CCTV, video monitoring centers, cellular networks, wireless mesh network units and wireless internet-linked satellite surveillance systems. This combination of products encompasses a total line that we believe will meet many commercial and residential customer security needs.

We understand that market focus is important. We plan on meeting the critical needs through customized integration. By integrating technology, service and people into our programs we can give all of our customers a substantial benefit while being on the leading edge of the industry. This plan will also help HS3 forge stronger relationship with our partners and form better strategic alliances.

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of our security products and security services to meet these needs, and the branding of our company. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations

On September 25, 2007, we signed a contract for the first phase of a four-phase project with a multi-national real estate development company to install new security devices, upgrade existing security devices and to add access control points to a Florida resort with over 750 rooms. With the completion of all phases, we expect to generate more than $600,000 in equipment and services revenues. In addition, we anticipate generating up to $250,000 per year in recurring video monitoring revenue.

On October 2, 2007, HS3 Technologies, Inc. signed a new contract with a Florida resort hotel for the upgrade and installation of new RFID door locks throughout the hotel. HS3 Technologies anticipates generating up to $500,000 in hardware related revenue.

In the long-term, our ability to continue as a going concern is dependent upon successful and sufficient acceptance of our current security products and solutions by the market. Additionally we expect any new products or solutions that we may introduce in the future will have positive impact on our success and our ability to continue as a going concern. The continuing successful development and sales of our products and services, and finally, achieving a profitable level of operations will contribute to our ongoing success.

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

Research and Development

Our company’s research and development efforts are focussed on enhancing our products including: (i) periodic redesign of products and incorporation of new technologies to improve performance and manufacturability; (ii) design of new product lines for standard products and additional specialized applications; and (iii) expansion and adaption of existing products to accommodate the requirements of customer needs. Research and development efforts are conducted in-house, by contracted consultants and with unique exclusive relationships developed with some of our suppliers.

Intellectual Property

Our company owns and operates the duly registered internet domain name: www.HS3Tech.com. The information contained in our website is not part of this current report.

Employees

As of September 30, 2007, we have 8 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements. We have 15 subcontractors that we periodically engage as required.

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

We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of our stock issued for services, warrants and options.

Plan of Operation And Cash Requirements

Our operating expenses consist mostly of sales and marketing and general and administrative expenses. The amount incurred by our company during the three months ending September 30, 2007 was $46,594 and $342,699 respectively. We anticipate that we will require up to $3,125,000 for the 12 months ending September 30, 2008 to implement our growth strategy in research and development, and sales and marketing primarily. We will hire additional sales and marketing, management, and technical personnel.

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

Estimated Funding Required During the Twelve Month Period Ending March 31, 2008

Operating expenses
Sales and Marketing	$750,000
Research and Development	500,000
Consulting and Professional Fees and Wages	250,000
Product Development	250,000
Public Relations	125,000
Travel and Promotion	250,000

General and Administrative	750,000
Total Operating Expenses	2,875,000
Working Capital	250,000
Total	$3,125,000

We currently anticipate that revenues will commence and increase in the long-term as we increase our sales and marketing activities and introduce new products relating to biometric security products and monitoring services. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating revenues from security solutions and monitoring services within the next 30 days, however, we are not in a position to predict whether we will be able to generate sufficient sales revenues to meet operating expenses.

Going Concern

We have historically incurred losses and have incurred losses of $3,888,441 for the two years ending September 30, 2007. Because of these historical losses, we will require additional working capital to develop our business operations.

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

  support our planned growth;

  develop or enhance new and existing products;

  increase our marketing efforts;

  acquire complementary businesses, products or technologies; and/or respond to competitive pressures or unanticipated requirements.

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

RISKS RELATED TO OUR INDUSTRY

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

From	Amount of Loan	Date funds provided

Robert A Morrison	$5,000.00	received June 29, 2007
Robert A Morrison	$100,000.00	received May 19, 2007
Robert A Morrison	$31,000.00	received December 31, 2005
Mark Lana	$15,000.00	received July 31, 2007
Robert A Morrison	$9,000.00	received October 01, 2007
Charles F Ferris	$10,000.00	received October 04, 2007
Michael Yinger	$1,000.00	received October 10,2007

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

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).
10.3	Surveillance Instalment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).
10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).
10.5	Distribution Agreement with Autostar Technology Private Limited. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).
(16)	Letter on Change in Certifying Accountant
16.1	Letter from Gordon, Huges, & Banks, Chartered Accountants regarding change in certifying accountant (incorporated by reference from our Form 8-K/A filed on July 20, 2007).
(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES, INC.

By: /s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer)

Dated          November 14 , 2007