Form 10QSB
period 2007-12-31
HS3 TECHNOLOGIES INC.
filed 2008-02-13
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

32,825,802 common shares as of December 31, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
Yes [ ] No [X ]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HS3 Technologies, Inc.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HS3 Technologies, Inc.

	(Unaudited)	(Audited)
Condensed Consolidated Balance Sheet	December 31, 2007	June 30, 2007

ASSETS
Current Assets
Cash and cash equivalents	$15,270	$984
Accounts receivable	505,250	92,902
Inventory	128,608	98,014
Deposit on inventory	-	22,885
Total current assets	649,128	214,785

Furniture, fixtures and equipment, net of accumulated depreciation of
$40,233 and $26,014 respectively	92,944	102,325
Total Assets	$742,072	$317,110

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$551,804	$147,784
Accrued board fees	20,832	-
Convertible notes payable	182,000	136,000

Total Liabilities	754,636	283,784

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 2,500,000 shares authorized	-	-
None issued or outstanding
Common Stock, $0.001 par value, 50,000,000 authorized,
Stock owed not issued, 2,800,000 shares at December 31, 2007	2,800	-
Issued and outstanding 32,825,802 and 31,470,802
shares at December 31, 2007 and June 30, 2007 respectively	32,826	31,471
Additional paid in capital	3,998,844	3,658,713
Unamortized cost stock and warrants issued for services	-	(281,920)
Accumulated deficit	(4,047,034)	(3,374,938)
Total Stockholders' Equity (Deficit)	(12,564	33,326

Total Liabilities and Stockholders' Equity (Deficit)	$742,072	$317,110

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Consolidated Statement of Operations (Unaudited)	2007	2006	2007	2006

Net sales	$1,056,273	$5,686	$1,209,901	$19,456

Cost of goods sold	644,410	10,879	684,341	17,694

Gross profit	411,863	(5,193)	525,560	1,762
Operating Expenses:
Sales & marketing	105,312	671,461	151,906	705,513
Professional and consulting	109,113	-	227,369	-
Stock option expense	-	-	224,443
Payroll expense	253,743	-	379,114	-
General and administrative	88,133	188,347	187,205	324,095
Depreciation	8,097	8,500	16,212	-
Total operating expenses	564,398	868,308	1,186,249	1,029,608

Income (loss) from operations	(152,535)	(873,501)	(660,689)	(1,027,846)
Other income (expense)
Interest income	18	2,016	18	2,074
Interest expense	(6,075)	(2,246)	(11,425)	(4,606)
Warrant valuation income (loss)	-	(1,506,170)	-	(2,176,859)
Total other income (expense)	(6,057)	(1,506,400)	(11,407)	(2,179,391)

Net loss	$(158,592)	$(2,379,901)	(672,096)	$(3,207,237)

Net loss per share-basic and diluted	$(0.00)	$(0.12)	$(0.020)	$(0.17)

Weighted average number of common shares outstanding	32,571,454	19,798,167	32,203,981	18,644,833

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

	Six Months	Six Months
	Ended	Ended
Condensed Consolidated Statement of Cash Flows (Unaudited)	December 31, 2007	December 31, 2006

Cash flows from operating activities:
Net (loss)	$(672,096)	$(3,207,237)
Adjustments to reconcile net (loss) to net cash
Provided by (used in) operations:
Depreciation	14,219	8,500
Warrants, stock, and options issued for service	417,470	659,759
Warrant valuation loss (income)	-	2,176,859
Changes in other current assets and liabilities:
Increase in accounts receivable	(412,348)	5,149
Inventory	(30,594)	(15,852)
Deposit on Inventory	22,885	8,350
Accounts payable and accrued liabilities	424,852	(25,187)
Net cash (used in) operating activities	(235,912)	(389,659)

Cash flow from investing activities
Purchase of fixed assets	(4,838)	(1,291)
Net cash from (used in) investing activities	(4,838)	(1,291)

Cash flow from financing activities
Sale of common stock	280,000	474,000
Acquisition of stock warrants	(70,964)	-
Proceeds from convertible note payable	46,000	15,000
Net cash flow provided by financing activities	255,036	489,000

Increase in cash and cash equivalents	14,286	98,050

Cash and cash equivalents, beginning of period	984	13,616

Cash and cash equivalents, end of period	$15,270	$111,666

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash financing activities
Stock issued for services	$135,250	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2007

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

4. Convertible Notes Payable

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

From	Amount of Loan

Robert A Morrison	$144,000.00
Mark L. Lana	$27,000.00
Charles Ferris	$10,000.00
Mike Yinger	$1,000.00

5. Options and Warrants

On November 6, 2007, we entered into a Warrant Purchase Agreement with Malibu Holdings, LLC wherein we purchased from Malibu 5,000,000 share purchase warrants that entitled the holder to purchase one share of our company for each share purchase warrant at an exercise price of $0.12 per share. As consideration for the purchase, we paid Malibu $70,964 and entered into a Release with A.B. Goldberg and Malibu Holdings, LLC. After the purchase, Malibu holds 1,250,000 share purchase warrants with an exercise price of $.12 per share that expires on September 8, 2008.

We also have 1,000,000 warrants at an exercise price of $.50 per share that expire on December 16, 2008 and 2,500,000 options at an average exercise price of $.16 per share that expire on March 22 and April 11, 2012.

6. Common Stock

On August 15, 2007 we agreed to issue 720,000 shares of our common stock to Mr. Ferris and Mr. Yinger, Directors of our company, for services they rendered. The value of the services was $86,400 based on the trading price of our stock on the day the shares were approved and this was included as professional fee expense. The Board of Directors approved annual compensation of these directors in the amount of $25,000. They have the option to receive cash or stock at a price of $.12 per share. At December 31, 2007 we have recorded a liability of $20,832 for accrued board fees unpaid and an offsetting professional fee expense.

On November 1, 2007 the Company issued a private placement for 50,000 shares of our common stock for $5,000.

On November 5, 2007, the Company issued a private placement for 2,500,000 shares of our common stock for $250,000.

November 8, 2007, the Company issued an aggregate of 600,000 shares of our common stock, valued at $45,000, for services rendered to our company. The value used for the services was $.075 and we expensed in the quarter ending December 31, 2007 the amount as professional fees.

7. Related Parties

The Company leases office space from a company owned by a major stockholder. Rent expense under this lease was $12,800 and $12,000 for the three months ended December 31, 2007 and 2006, respectively.

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

HS3 Technologies, Inc. has engaged Pythia, Inc. to create a detailed mapping (skills by position) of its organization from the Board of Directors down through all functional positions. The intent of this mapping is to provide a linkage with HS3’s goals and the tasks necessary to complete them. Pythia’s professional services fees for this project are $45,000. This amount is discounted based on the assumption that HS3 will compensate Pythia via common stock (using an agreed upon price of $.12/share). One of our board members is President and COO of Pythia Inc.

8. Subsequent Events

On January 14, 2008 we entered into a secured financing agreement with Vencore Solutions, LLC for $200,000. The loan is for 36 months with a fixed interest rate of 15.499% and monthly payments of $6,982 (principal plus interest) payable on the 10th of each month. The note is secured by company assets.

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

To reach our market penetration strategy we will use a combination of inside, outside, and independent sales representatives supported by an aggressive advertising campaign to reach the three different levels of the security industry: distribution, dealer and end user. We will also use an aggressive advertising campaign to reach individual business and home owners to drive business to our dealer network.

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

Employees

As of December 31, 2007, we have 10 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements. We have 15 subcontractors that we periodically engage as required.

Description of Property

Our principal executive offices are located at 1800 Boulder Street – Suite 600, Denver, Colorado, USA 80211. The 4,400 square foot space is leased for $4,400 per month from a company owned by a major stockholder of the Company, for a 3-year term that commenced on October 1, 2005. We believe that our principal office will not be adequate for our needs for the next 3 years.

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

Plan of Operation And Cash Requirements

Our operating expenses consist mostly of sales and marketing and general and administrative expenses. The amount incurred by our company during the three months ending December 31, 2007 was $105,312 and $450,989, respectively. We anticipate that we will require up to $3,750,000 for the 12 months ending December 31, 2008 to implement our growth strategy in research and development, and sales and marketing primarily. We will hire additional sales and marketing, management, and monitoring personnel.

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

Cash Requirements

We will require additional funds to implement our growth strategy in sales and marketing and operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Estimated Funding Required During the Twelve Month Period Ending December 31, 2008

Operating Expenses:
Sales and Marketing	$900,000
Research and Development	600,000
Consulting and Professional Fees and Wages	300,000
Product Development	300,000
Public Relations	150,000
Travel and Promotion	300,000
General and Administrative	900,000
Total Operating Expenses	3,450,000
Working Capital	300,000
Total	$3,750,000

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

Going Concern

We have historically incurred losses and have incurred losses of $4,047,034. Because of these historical losses, we will require additional working capital to develop our business operations.

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

From	Amount of Loan	Date funds provided
Robert A Morrison	$ 31,000.00	received December 31, 2005
Robert A Morrison	$100,000.00	received May 19, 2007
Mark Lana	$ 12,000.00	received July 31, 2007
Mark Lana	$ 15,000.00	received August 15, 2007
Robert A Morrison	$ 4,000.00	received September 10, 2007
Robert A Morrison	$ 9,000.00	received October 01, 2007
Charles F Ferris	$ 10,000.00	received October 04, 2007
Michael Yinger	$ 1,000.00	received October 10,2007

On April 4, 2007, we issued an aggregate of 3,731,811 shares of our common stock for services rendered to our company to two (2) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

On April 11, 2007 and March 22, 2007, we granted options to purchase an aggregate of 2,500,000 shares of our common stock to four (4) employees at an exercise price of $.15 and nine (9) employees and consultants at an exercise price of $.16 per share, (the price of our stock on the grant date) exercisable until April 11, 2012 and March 20, 2012. The options were issued to nine (9) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933. 200,000 options have expired from employee termination.

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

Between September 27, 2007 and November 5, 2007, the Company entered into two stock subscriptions aggregating $30,000 and $250,000. Under these subscriptions, the Company will issue 2,800,000 shares of common stock at a purchase price of $0.10 per share. As of December 31, 2007 the shares were un-issued.

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

Dated February 13, 2008