Form 10QSB
period 2008-03-31
HS3 TECHNOLOGIES INC.
filed 2008-05-15
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

35,625,811 common shares as of May 12, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [X] No [ ]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

HS3 Technologies, Inc.
	(Unaudited)	(Audited)
Condensed Consolidated Balance Sheet	March 31, 2008	June 30, 2007

ASSETS
Current Assets
Cash and cash equivalents	$37,358	$984
Accounts receivable	420,499	92,902
Inventory	157,262	98,014
Deposit on inventory	-	22,885
Total current assets	615,119	214,785

Furniture, fixtures and equipment, net of accumulated depreciation of	-	-
$47,365 and $26,014 respectively	88,667	102,325
Total Assets	$703,786	$317,110

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$555,898	$147,784
Notes payable - board fees	33,332	-
Convertible notes payable	182,000	136,000
Venture Capital notes - short term	93,270	-
Total current liabilities	864,500
Venture Capital notes – long term (less warrant purchase discount $13,135)	280,398	-
Total Liabilities	1,144,898	283,784

STOCKHOLDER'S EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 2,500,000 shares authorized	-	-
None issued or outstanding
Common Stock, $0.0001 par value, 50,000,000 authorized,
Issued and outstanding 35,625,811 and 31,470,802
shares at March 31, 2008 and June 30, 2007 respectively	35,626	31,471
Additional paid in capital	4,011,979	3,658,713
Unamortized cost stock and warrants issued for services	-	(281,920)
Accumulated deficit	(4,488,717)	(3,374,938)
Total Stockholders' Equity (Deficit)	(441,112)	33,326

Total Liabilities and Stockholders' Equity (Deficit)	$703,786	$317,110

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
Condensed Consolidated Statement of Operations (Unaudited)	2008	2007	2008	2007

Net sales	$37,087	$13,542	$1,246,988	$32,998

Cost of goods sold	25,810	8,371	710,151	26,065

Gross profit	11,277	5,171	536,837	6,933
Operating Expenses:
Sales & marketing	68,996	91,059	220,902	1,043,118
Professional and consulting	38,296	-	265,665	-
Stock option expense	-	-	224,443
	211,34
Payroll expense	0	-	590,454	-
General and administrative	88,351	807,062	275,556	1,131,157
Depreciation	5,139	-	21,351	-

Total operating expenses	412,122	898,121	1,598,371	2,174,275

Income (loss) from operations	(400,846)	(892,950)	(1,061,535)	(2,167,342)
Other income (expense)
Interest income	-	869	18	2,943

Interest expense	(27,772)	-	(39,197)	(4,606)
Warrant valuation income (loss)	-	1,492,950	-	(683,909)

Total other income (expense)	(27,772)	1,493,819	(39,179)	(685,572)

Net loss	$(428,618)	$600,869	(1,100,714)	$(2,852,914)

Net loss per share-basic and diluted	$(0.01)	$0.02	(0.02)	$(0.14)

Weighted average number of common shares outstanding	33,810,417	25,520,667	32,735,566	20,936,778

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

	Nine Months	Nine Months
	ended	ended
Condensed Consolidated Statement of Cash Flows (Unaudited)	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net (loss)	$(1,100,714)	$(3,207,237)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation	21,351	8,500
Warrants, stock, and options issued for service	437,375	659,759
Warrant valuation loss (income)	-	2,176,859
Changes in other current assets and liabilities:
Increase in accounts receivable	(327,597)	5,149
Inventory	(59,248)	(15,852)
Deposit on Inventory	22,885	8,350
Accounts payable and accrued liabilities	408,114	(25,187)
Net cash (used in) operating activities	(597,834)	(389,659)

Cash flow from investing activities
Purchase of fixed assets	(7,693)	(1,291)
Net cash from (used in) investing activities	(7,693)	(1,291)

Cash flow from financing activities
Sale of common stock	280,000	474,000
Acquisition of stock warrants	(70,964)	-
Proceeds from convertible note payable	46,000	15,000
Proceeds from venture capital financing	386,865	-
Net cash flow provided by financing activities	641,901	489,000

Increase in cash and cash equivalents	36,374	98,050

Cash and cash equivalents, beginning of period	984	13,616

Cash and cash equivalents, end of period	$37,358	$111,666

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

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

2. Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended June 30, 2007.

The financial statements include our wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated.

3. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company generated a net loss from operations of $428,618 and $$1,100,714, respectively, for the three and nine months ended March 31, 2008 and had a Stockholders deficit of $441,112 as of March 31, 2008. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

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

On January 14, 2008 and February 12, 2008 we entered into two secured financing agreements with Vencore solutions, LLC for $200,000 each. The loans are for 36 months with a fixed interest rate of 15.499% and a combined monthly payment of $13,964 (principal plus interest) payable on the 10th of each month. As of March 31, 2008 there is a balance of $386,803.17 and 34 payments outstanding. The notes are secured by company assets.

The Company has issued Vencore Solutions, LLC a Warrant for the purchase of 1,000,000 shares of Common Stock at a exercise price of $.12 per share expiring on January 14, 2013.

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

At March 31, 2008 we had 2,500,000 options outstanding with an exercise price of $.16 per share that expire on March 22, and April 11, 2012.

As stated in Note 4 we also have 1,000,000 warrants at an exercise price of $.12 per share that expire on January 14, 2013. The warrants were valued, using the Black-Scholes calculation method, at $16,814. Also, since these were issued in connection with a loan we booked $13,135 as a loan discount to the note balance to be amortized to interest expense over the life of the loan.

6. Common Stock

On August 15, 2007 we agreed to issue 720,000 shares of our common stock to Mr. Ferris and Mr. Yinger, Directors of our company, for services that they have rendered. The valued of the services was $86,400 based on the trading price of our stock on the day the shares were approved and this was included as professional fee expense. We also agreed to compensate those directors and they will receive $25,000 annually. They have the option to receive cash or stock at a price of $.12 per share. At March 31, 2008 we have recorded a liability of $33,332 for convertible board fees unpaid and an offsetting professional fee expense.

7. Related Parties

The Company leases office space from a company owned by a major stockholder. Rent expense under this lease was $13,200 and $12,000 for the three months ended March 31, 2008 and 2007, respectively.

As described in Note 3 in the accompanying footnotes, our company has been provided with certain loans from related parties, as set forth above. We had agreed to pay 15% interest per year or issue shares at $0.12 for conversion of the loans, at the discretion of the provider of the loan. If we conduct an offering at a lower priced conversion, the below notes may be converted at the lower conversion rate. All principle and interest are due on demand.

HS3 Technologies, Inc. has engaged Pythia, Inc. to create a detailed mapping (skills by position) of its organization from the Board of Directors down through all functional positions. The intent of this mapping is to provide a linkage with HS3’s goals and the tasks necessary to complete them. Pythia’s professional services fees for the project are $45,000. This amount is discounted based on the assumption that HS3 will compensate Pythia via common stock (using an agreed upon price of $.12/share). One of our board members is President and COO of Pythia, Inc.

On March 25, 2008 one of our board members filed Form 3 (Initial Statement of Beneficial Ownership of Securities) disclosing 3,377,113 of common shares owned and 900,000 stock options exercisable at .1667 and expiring 03/12/2012.

8. Subsequent Events

Our company has been provided with certain loans from related parties, as set forth below. We have agreed to pay 15% interest per year or issue shares at $0.12 for conversion of the loans, at the discretion of the provider of the loan.

From	Amount of Loan	Date funds provided
Robert A Morrison	$30,000.00	Received April 25, 2008

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

On August 31, 2005, we entered into an asset purchase agreement with IP-Colo, Inc. (IPC). The agreement contemplated acquisition of all of the assets of IPC. IPC was incorporated pursuant to the laws of the State of Colorado on December 24, 2004. IPC was in the development stage of providing advanced wireless technologies, integrated with high-speed internet via satellite to provide real-time security and monitoring for many industries.

The closing of the transactions contemplated in the agreement and the acquisition by our company of all of the assets of IPC occurred on November 9, 2005. In accordance with the closing of the agreement, and effective as of November 9, 2005, we acquired all of the assets of IPC, in exchange for the issuance by our company of 1,612,520 shares of our common stock to the shareholders of IPC.

Our company had 77,623,000 shares of common stock issued and outstanding as of November 9, 2005 immediately prior to the issuance of 1,612,520 shares of common stock in connection with the closing of the agreement and prior to the cancellation of 9,269,520 shares of common stock that were outstanding on closing that have been agreed to be cancelled. At November 9, 2005, the former shareholders of IPC owned 1,612,520 shares of our common stock, which represented approximately 2.30% of the issued and outstanding shares of our common stock on November 9,

2005, and 38,700,480 additional shares of common stock which represented a further 55.31% of our 69,966,000 issued and outstanding shares of common stock as of November 9, 2005.

As the shareholders of IPC held 57.6% of our shares of common stock, and because the business of IPC represents the only business operations of our company, the acquisition of IPC is deemed to be a reverse acquisition for accounting purposes. Starting with the periodic report for the quarter in which the acquisition was consummated, our company has filed quarterly and annual reports based on the June 30, 2005 fiscal year end of IPC. Such financial statements depict the operating results of IPC from its inception (December 24, 2004) and our company from November 9, 2005.

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

Current Business

Currently we are primarily focused in the security industry. We are broadening our focus from a premiere satellite security company to a diverse organization that will meet the many needs of the security industry with a rich line of products, integrated solutions, and services that provide customers with a customized approach to meet all levels of the security industry. According to Security Industry Association (SIA) the electronic security business is a business that constitutes more than $30 billion per year. This figure climbs to over $100 billion when factoring in ancillary services and products such as guards, barriers and fences, etc. Many projections forecast sustained industry growth of 10 to 15 percent annually through the year 2020. World events are identifying increased use of security products and services across virtually every segment of society.

We have refocused our company and are pleased to announce that we have expanded our market strategies with a diverse new line of cutting edge products and services to meet the growing needs of the security industry. To meet the ever changing needs of the industry, we have launched a combination of state-of-the art products and services that include digital video recording technology (DVR), biometric access control (door locks), personal biometric identification units, CCTV, video monitoring centers, cellular networks, wireless mesh network units and wireless internet-linked satellite surveillance systems. This combination of products encompasses a total line that we believe will meet many commercial and residential customer security needs.

We understand that market focus is important. We plan on meeting the critical needs through customized integration. By integrating technology, service and people into our programs we can give all of our customers a substantial benefit while being on the leading edge of the industry. This plan will also help HS3 forge stronger relationship with our partners and form better strategic alliances.

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of our security products and security services to meet these needs, and the branding of our company. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations

On September 25, 2007, we signed a contract for the first phase of a four-phase project with a multi-national real estate development company to install new security devices, upgrade existing security devices and to add access control points to a Florida resort with over 750 rooms. With the completion of all phases, we generated more than $600,000 in equipment and services revenues.

On October 2, 2007, we signed a new contract with a Florida resort hotel for the upgrade and installation of new RFID door locks throughout the hotel. We anticipate generating up to $500,000 in hardware related revenue.

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

Market Growth Strategy

The number of prospective customers for the security industry is unlimited. With the internet reaching the entire globe we are able to provide its products and services to anyone in the world.

Our strategy for internal growth starts with our building a sales force that consists of inside, outside/external sales representatives, and independent representatives. Each set of representatives will be responsible for different sectors of the market.

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

We also plan on aggressively pursuing several acquisition possibilities that will compliment the current product line and business model and strengthen the company.

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

Employees

As of March 31, 2008, we have 8 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements. We have 15 subcontractors that we periodically engage as required.

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

Plan of Operation And Cash Requirements

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Net revenues for the three months ended March 31, 2008 were $37,087 compared to net revenues for the three months ended March 31, 2007 of $13,542. Operating expenses for the three months ended March 31, 2008 were $412,122, compared to operating expenses for the three months ended March 31, 2007 of $898,121. Our operating expenses for the three month ended March 31, 2008 consists of general & administrative expenses in the amount of $88,351(2007 - $807,062) and sales and marketing fees in the amount of $68,996 (2006 - $91,059).During the three months ended March 31, 2008, we realized a loss from operations of $428,618, compared to a loss from operations of $892,950 for the three months ended March 31, 2007.

Nine months ended March 31, 2008 compared to nine months ended March 31, 2007

Net revenues for the nine months ended Mach 31, 2008 were $1,246,988 compared to net revenues for the nine months ended Mach 31, 2007 of $32,998. Operating expenses for the nine months ended March 31, 2008 were $1,598,371 (compared to operating expenses for the nine months ended Mach 31, 2007 of $2,174,275. Our operating expenses for the nine months ended March 31, 2008 consists of general & administrative expenses in the amount of $1,111,804 (2006 - $1,131,157) and sales and marketing fees in the amount of $486,567 (2007 -$1,043,118).During the nine months ended March 31, 2008, we realized a loss from operations of $1,061,535, compared to a loss from operations of $2,167,342 for the nine months ended March 31, 2007.

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

Estimated Funding Required During the Twelve Month Period Ending March 31, 2009

Operating expenses
Sales and Marketing	$1,080,000
Research and Development	775,000
Consulting and Professional Fees and Wages	300,000
Product Development	300,000
Public Relations	195,000
Travel and Promotion	350,000
General and Administrative	1,000,000
Total Operating Expenses	4,000,000
Working Capital	375,000
Total	$4,375,000

We currently anticipate that revenues will commence and increase in the long-term as we increase our sales and marketing activities and introduce new products relating to biometric security products and monitoring services. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities.

We are not in a position to predict whether we will be able to generate sufficient sales revenues to meet operating expenses. We plan to expand our sales force and reduce our general and administrative expenses. To date our sales revenues have been minimal.

Going Concern

We have historically incurred losses and have incurred losses to date of $4,488,717 Because of these historical losses, we will require additional working capital to develop our business operations.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements, which may limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.

FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our shareholders’ ability to buy and sell our stock and which may have an adverse effect on the market for our shares of common stock.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer (our chief executive officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on March 28, 2008, to elect Mark Lana, Robert A. Morrison, Charles F. Ferris and Michael Yinger as directors of our company and to ratify the appointment of Weaver & Martin, LLC as the independent auditors of our company.

There were 19,556,814 votes for and -0- votes against the election of Mark Lana, Robert A. Morrison, Charles F. Ferris and Michael Yinger as directors of our company.

There were 19,556,814 votes for and-0- votes against the appointment of Weaver & Martin, LLC as the independent auditors for our company.

Item 5. Other Information

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan of HS3 Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).

Exhibit	Description
Number
(10)	Material Contracts
10.1

Share Purchase Agreement dated March 5, 2005 among Zeno Inc., Linda Smith, Acropolis Investment Holdings, LLC and Gregory S. Yanke Law Corporation (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).
10.3	Surveillance Instalment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).
10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).
10.5	Distribution Agreement with Autostar Technology Private Limited (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).
10.6	Warrant Purchase Agreement dated November 6, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2007).
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- KSB filed on October 10, 2007.
(16)	Letter on Change in Certifying Accountant
16.1	Letter from Gordon, Hughes, & Banks, Chartered Accountants regarding change in certifying accountant (incorporated by reference from our Form 8-K/A filed on July 20, 2007).
(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES, INC.

By: /s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Office and Principal Accounting Officer)

Dated May 14, 2008