Form 10KSB
period 2008-06-30
HS3 TECHNOLOGIES INC.
filed 2008-10-08
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

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
Yes [   ]   No [X]

State issuer's revenues for its most recent fiscal year $1,245,527

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

common shares @ $0.025 (1) = $785,289

(1) Average of bid and ask closing prices on August 22, 2008.

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

39,945,802 common shares issued and outstanding as of August 21, 2008

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

We have refocused our company and are pleased to announce that we have expanded our market strategies with a diverse new line of cutting edge products and services to meet the growing needs of the security industry. To meet the ever changing needs of the industry, we have launched a combination of state-of-the art products and services that include digital video recording technology (DVR), personal biometric identification units, CCTV, video monitoring centers, cellular networks, wireless mesh network units and wireless internet-linked satellite surveillance systems. This combination of products encompasses a total line that we believe will meet many commercial and residential customer security needs.

We understand that market focus is important. We plan on meeting the critical needs through customized integration. By integrating technology, service and people into our programs we can give all of our customers a substantial benefit while being on the leading edge of the industry. This plan will also help HS3 forge stronger relationships with our partners and form better strategic alliances.

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of our security products and security services to meet these needs, and the branding of our company. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations

Between September 2007 and June 2008 we completed a four-phase project with a multi-national real estate development company and installed new security devices, upgraded existing security devices and added access control points to a Florida resort with over 750 rooms. With the completion of all phases, we generated more than $600,000 in revenue.

On August 18, 2008, we signed an agreement with the 131-year-old AMERICAN HUMANE ASSOCIATION (AHA). Under AHA's American Humane Certified(TM) ("AHC"), AHA and HS3 Technologies plan to deploy and fully engage in the development of a Video Monitoring System ("VMS") that can expand the observations and augment the compliance with AHC standards for humane care. HS3 Technologies will conduct beta testing through the installation and integration of five VMS in production facilities and the transportation of animals that reflect the animal species and sub groups that AHC certifies. Upon successful completion of the beta testing, AHA, the leading humane certification organization in the United States, will have a system that can provide expanded, auditable observations that expands its current system of audits for humane animal handling. HS3's technologies and integrated development of its proprietary technology (or real-time analytical technology tools) will expand the observation frequency and provide cross checks to the behavior of animals in a variety of situations that may or may not cause improper care to occur. The parties think this expanded solution can be one of the most successful ways of identifying an issue and provide immediate corrective action by the parties involved. It is the focus of these beta projects to give greater insight and develop a plan of integration that over the next few years will become a standard part of the American Humane Certified compliance program. The program eventually will encompass over 15,000 locations in North America.

Under the agreement, HS3 Technologies is scheduled to install 5 beta sites within sixty days for 3 species: Swine, Chicken, and Cattle. The beta projects for chickens will include one each for broilers and layers. Beta projects for cattle will include one veal producer and one dairy producer. The producers chosen for the initial beta testing have both national and international distribution and represent some of the largest animal protein producers in the world. HS3 anticipates recurring monthly revenue from monitoring each location.

In the long-term, our ability to continue as a going concern is dependent upon successful and sufficient acceptance of our current security products and solutions by the market. Additionally we expect any new products or solutions that we may introduce in the future will have positive impact on our success and our ability to continue as a going concern. The continuing successful development and sales of our products and services, and finally, achieving a profitable level of operations will contribute to our ongoing success

Target Market

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

Principal Products and Services

HS3 Technologies offers a diverse line of cutting-edge products, services, and customized integrated security solutions that can be applied to any commercial or residential package. We offer such products as Digital Video Recording Technology, OPIE (Outside Portable Investigative Equipment), Home Automation Systems, Video Monitoring, Cellular and Wireless Mesh Networks and Wireless Internet-Linked Satellite Surveillance Systems, Remote Video Monitoring and System Management services. We are in the process of updating our website which will enable customers to purchase online

Digital Video Recording Technology

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

The units can be used for visually monitoring border security, utilities such as water storage areas, power transmission towers, oil and gas pipe lines, construction sites, disaster and first response sites. Our combination of applications and systems make these units truly unique as they work in remote or inaccessible locations where there is no access to electric networks.

Video Monitoring

We offer Video Monitoring and alarm verification services using our Integrated Security Portal located within our Denver Monitoring Center. We combine analytical software, network security, alarm monitoring, and video alarm verification products to provide customers with total security solutions.

Our integrated operating systems provide real-time access through our satellite network to deliver 24/7 security information that is available via the internet to authorized personnel, with the proper security clearance. Additional biometric technology can be added to ensure user identity interface.

Cellular Network and Wireless Mesh Network Units

We have developed a wireless mesh networking product out of the need for remote location video monitoring. When conducting video monitoring for a remote location such as an oil field or power plant, the challenge facing the satellite Internet connection was that it was very limited in range due to cost restraints of laying cable. The wireless mesh network was created to enhance the satellite Internet connection by increasing connectivity over a broader physical range.

High Speed Satellite Internet

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

Equipment Leasing

We plan to initiate an equipment leasing program with several equipment leasing companies who will assist us in providing customers with a complete leasing program for our security products. By combining equipment leasing with our security services in one package deal, we believe it will make it simple for our dealers to complete the sale by presenting customers with complete security solutions for one monthly comprehensive fee. The leasing business represents an opportunity for us to capture significantly more business by removing dealer and end-user objections. For the end-user, equipment leasing mitigates the high initial investment in hardware by the end-user that may be cost prohibitive. For this reason, the leasing program is especially geared towards attracting small business owners who are unable to spend up to $100,000 in security hardware, but who are very willing to pay a monthly fee for security product leasing and monitoring services. The leasing program also increases the probability of customer satisfaction and retention.

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

We anticipate expending approximately $900,000 during the twelve-month period ending June 30, 2009 on research and development activities.

Intellectual Property

We own and operate the duly registered internet domain name: www.HS3Tech.com. The information contained in our website is not part of this current report.

Patents and Proprietary Technology

We are in the process of obtaining a patent on OPIE (Outside Portable Investigative Equipment)

Marketing

We have engaged professional marketing firms to market our products nationally and worldwide.

Employees

As of June 30, 2008, we have 4 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements. We have 15 subcontractors that we periodically engage as required.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Our independent auditors have noted in their report concerning our financial statements as of June 30, 2008 that we have incurred substantial losses since inception, which raises substantial doubt abut our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See our auditors’ report on our consolidated financial statements elsewhere in this Form 10-KSB.

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

Item 2.           Description of Property.

Principal Offices

Our principal offices are located at 1800 Boulder Street, Suite 600, Denver, Colorado 80211-6400. Our telephone number at our principal office is (303) 455-2550. The 4,400 square foot space is leased for $4,400 per month from a company owned by a major stockholder of the Company, for a 2-year term that commenced on November 1, 2007. We believe that our principal office will not be adequate for our needs for the next 2 years.

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

Item 4.           Submissions of Matters to a Vote of Security Holders.

On Friday, March 28, 2008 an annual meeting of stockholders of HS3 Technologies Inc., a Nevada corporation, was held at Suite 600, 1800 Boulder Street, Denver, Colorado USA 80211. The Meeting was held for the following purposes:

Elect: Mark Lana – Chief Executive Officer, Treasurer, Secretary and Director

Elect: Robert A. Morrison – VP, Corporate and Business Development and Director

Elect: Charles F. Ferris, Ph.D. – Director

Elect: Michael Yinger – Director

Stockholder ratification of the appointment of Weaver & Martin, LLC as our independent auditors

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

The following table reflects the high and low bid information for our common stock obtained from Big Charts a service of MarketWatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
June 30, 2008	$0.02	$0.01
March 31, 2008	$0.05	$0.02
December 31, 2007	$0.15	$0.03
September 30, 2007	$0.20	$0.06
June 30, 2007	$0.35	$0.07
March 31, 2007	$0.45	$0.13
December 31, 2006	$0.95	$0.24
September 30, 2006	$0.39	$0.05
June 30, 2006	$1.28	$0.32
March 31, 2006	$2.64	$1.04
December 31, 2005	$4.52	$2.08
September 30, 2005	$n/a	$n/a

(1)	Our common stock received approval for quotation on July 20, 2005. The first trade occurred on October 12, 2005.

On August 21, 2008, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.025.

As of August 21, 2008, there were 73 holders of record of our common stock. As of such date, 39,945,802 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

Effective September 22, 2008, our company has been provided with certain loans from related parties, as set forth below. We had agreed to pay 15% interest per year or issue shares at $0.12 for conversion of the loans, at the discretion of the provider of the loan. If we conduct an offering at a lower priced conversion, the below notes may be converted at the lower conversion rate. All principle and interest are due on demand.

From	Amount of Loan	Date funds provided

Robert A Morrison	$ 5,000.00	Received June 29, 2007
Robert A Morrison	$100,000.00	Received May 19, 2007
Robert A Morrison	$ 31,000.00	Received December 31, 2005
Mark Lana	$ 5,000.00	Received July 31, 2007
Mark Lana	$ 15,000.00	Received August 15, 2007
Robert A Morrison	$ 10,000.00	Received 09/10/2007
Robert A Morrison	$ 9,000.00	Received 10/01/2007
Charles Ferris	$ 10,000.00	Received 10/04/2007
Mike Yinger	$ 1,000.00	Received 10/10/2007
Robert A. Morrison	$ 30,000.00	Received 04/25/2008

On June 6, 2008, we issued 2,500,000 shares of our common stock in a private placement, at a purchase price of $0.10 per share for gross proceeds of $250,000 to one subscriber. The shares were issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On June 4, 2008, we issued 1,820,000 shares of our common stock in a private placement to seven U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933. The stock was issued to 5 employees and 2 board members.

On January 14, 2008 and February 12, 2008 we entered into two secured financing agreements with Vencore solutions, LLC for $200,000 each. The loans are for 36 months with a fixed interest rate of 15.499% and a combined monthly payment of $13,964 (principal plus interest) payable on the 10th of each month. As of June 30, 2008 there is a balance of $368,693.12 and 31 payments outstanding. The notes are secured by company assets. The Company has issued Vencore Solutions, LLC a Warrant for the purchase of 1,000,000 shares of Common Stock at a exercise price of $.12 per share expiring on January 14, 2013. The warrants were valued, using the Black-Scholes calculation method, at $16,814. Also, since these were issued in connection with a loan we booked $16,135 as a loan discount to the note balance to be amortized to interest expense over the life of the loan.

November 8, 2007, we issued an aggregate of 600,000 shares of our common stock, valued at $45,000, for services rendered to our company.

On November 6, 2007, we entered into a Warrant Purchase Agreement with Malibu Holdings, LLC wherein we purchased from Malibu 5,000,000 share purchase warrants that entitled the holder to purchase one share of our company for each share purchase warrant at an exercise price of $0.12 per share. As consideration for the purchase, we paid Malibu $70,964 and entered into a Release with A.B. Goldberg and Malibu Holdings, LLC. After the purchase, Malibu holds 1,250,000 share purchase warrants with an exercise price of $.12 per share that expired on September 8, 2008.

On November 5, 2007, we issued 2,500,000 shares of our common stock in a private placement, at a purchase price of $0.10 per share for gross proceeds of $250,000 to one subscriber. The shares were one to U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On November 1, 2007 we sold 50,000 shares of our common stock for $5,000.

On September 15, 2007 we issued 35,000 shares of our stock to Connor Hollis for professional services valued at $3,850 based on the trading price of our stock on the day the Board authorized the stock to be issued.

We sold 250,000 shares of our stock in the quarter ended September 30, 2007 for $25,000. The shares were issued February 28, 2008.

On August 15, 2007 we agreed to issue 720,000 shares of our common stock to Mr. Ferris and Mr. Yinger, Directors of our company, for services that they have rendered. The valued of the services was $86,400 based on the trading price of our stock on the day the shares were approved and this was included as professional fee expense. We also agreed to compensate those directors and they will receive $25,000 annually. They have the option to receive cash or stock at a price of $.12 per share. At June 30, 2008 we have recorded a liability of $45,832 for convertible board fees unpaid and an offsetting professional fee expense.

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

The following table summarizes certain information regarding our equity compensation plan as at April 16, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	N/A	$ N/A	N/A
Equity compensation plans not approved by security holders	2,500,000	$ .16	Nil
Total	2,500,000	$ .16	Nil

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

Plan of Operations And Cash Requirements

Our operating expenses consist mostly of sales, marketing, and general and administrative expenses. The amount incurred by our company for the year ended June 30, 2008 was $2,170,606.

We anticipate that we will require up to $5,100,000 for the 12 months ending June 30, 2009 to develop our security solutions technology products and monitoring services and provide for the expansion and adaptation of existing products to accommodate the requirements of customer needs. We may be required to hire additional sales and marketing, management, and technical personnel and to expand our current monitoring services.

Purchase of Significant Equipment

We do anticipate the purchase of significant equipment during the next twelve-month period. This could include equipment for increased bandwidth requirements, product development, and equipment and personnel for monitoring services.

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

Our principal capital resources have been through the subscription and issuance of common stock, although we have also used loans from Vencore Solutions, LLC, stockholder loans, and advances from related parties.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At June 30, 2008, we had a working capital deficit of $421,351 compared to working capital deficit of $68,699 at June 30, 2007.

At June 30, 2008, our total current assets were $438,702 compared to total current assets of $214,785 as at June 30, 2007.

At June 30, 2008, our total current liabilities were $860,053 compared to total current liabilities of $283,784 as at June 30, 2007.

At June 30, 2008, we had cash on hand of $130,318 compared to $984 at June 30, 2007.

For the year ended June 30, 2008, we posted a net loss of $1,556,448 compared to a net loss of $2,924,327 for the ended June 30, 2007. The principal components of the loss for the year ended June 30, 2008 were payroll, marketing, and general and administrative expenses.

For the year ended June 30, 2008, we incurred operating expenses of $2,170,516 compared to $3,010,407 for the year ended June 30, 2007.

We estimate that our monthly burn rate (cash needs) will be $425,000.

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

Estimated Funding Required During the Twelve Month Period Ending June 30, 2008

Operating expenses
Sales and Marketing	$1,250,000
Research and Development	900,000
Consulting and Professional Fees and Wages	350,000
Product Development	350,000
Public Relations	250,000
Travel and Promotion	400,000
General and Administrative	1,150,000
Total Operating Expenses	2,300,000
Working Capital	4,650,000
Total	$5, 100,000

We currently anticipate that revenues will commence and increase in the long-term as we increase our sales and marketing activities and introduce new products relating to security surveillance products and monitoring services. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating revenues from security solutions and monitoring services within the next three months.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

We have incurred losses of $4,931,386 since inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options and the valuation allowance for our deferred income tax benefit.

Item 7.           Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
HS3 Technologies, Inc.

We have audited the accompanying consolidated balance sheet of HS3 Technologies, Inc. as of June 30, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HS3 Technologies, Inc. as of June 30, 2008 and 2007 and the consolidated results of its operations and cash flows for each of the years in the two–year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC
Kansas City, Missouri
October 7, 2008

HS3 Technologies, Inc.

Consolidated Balance Sheet	June 30, 2008	June 30, 2007

ASSETS
Current Assets
Cash and cash equivalents	$130,318	$984
Accounts receivable	215,499	92,902
Inventory	92,885	98,014
Deposit on inventory	-	22,885
Total current assets	438,702	214,785

Furniture, fixtures and equipment, net of accumulated depreciation of	-	-
$54,454 and $26,014 respectively	80,880	102,325

Other assets	24,500	-
Total Assets	$544,082	$317,110

LIABILITIES
Current Liabilities
Accounts payable	$215,890	$121,611
Accrued liabilities	104,377	26,173
Accrued liabilities, related party	168,717	-
Accrued convertible board fees	45,832	-
Convertible notes payable, related party	212,000	136,000
Long-term debt, current portion	113,237	-
Total current liabilities	860,053	283,784
Long-term debt	242,010	-

Total Liabilities	1,102,063	283,784
Commitments and contingencies	-	-
STOCKHOLDER'S EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 2,500,000 shares authorized	-	-
None issued or outstanding
Common Stock, $0.001 par value, 50,000,000 authorized,
Issued and outstanding 39,945,802 and 31,470,802
shares at June 30, 2008 and June 30, 2007 respectively	39,946	31,471
Additional paid-in capital	4,333,459	3,658,713
Unamortized cost stock and warrants issued for services	-	(281,920)
Accumulated deficit	(4,931,386)	(3,374,938)
Total Stockholders' Equity (Deficit)	(557,981)	33,326

Total Liabilities and Stockholders' Equity (Deficit)	$544,082	$317,110

See notes to consolidated financial statements

HS3 Technologies, Inc.

	For the Year	For the Year
	Ended	Ended
Consolidated Statement of Operations	June 30, 2008	June 30, 2007

Net Sales	$1,245,527	$203,106
Cost of goods sold	582,977	105,406

Gross profit	662,550	97,700
Operating Expenses:
Sales & marketing	399,981	12,898
Professional and consulting	337,136	1,469,801
Stock option expense	-	540,755
Payroll expense	795,446	487,216
General and administrative	609,513	480,198
Depreciation	28,440	19,539
Total operating expenses	2,170,516	3,010,407

Income (loss) from operations	(1,507,966)	(2,912,707)
Other income (expense)
Interest income	90	3,380
Interest expense	(48,572)	(15,000)
Warrant valuation income (loss)	-	-
Total other income (expense)	(48,482)	(11,620)

Net loss	$(1,556,448)	$(2,924,327)

Net loss per share-basic and diluted	$(0.05)	$(0.13)

Weighted average number of common shares outstanding	33,820,893	21,783,375

See notes to consolidated financial statements

HS3 Technologies, Inc.

Consolidated Statement of Stockholders'
Equity (Deficit)

				Unamortized
				Cost		Total
			Additional	Stock/Warrants	Retained	Stockholders'
	Common Stock		Paid-in	Issued for	Earnings	Equity
	Shares	Amount	Capital	Service	(Deficit)	(deficit)

Balances as of June 30, 2006	17,491,491	$17,492	$(17,492)	$-	$(450,611)	$(450,611)

Issuance of shares in conversion of debenture	125,000	125	499,875	-	-	500,000

Issuance of shares in conversion of notes	1,231,811	1,232	121,949	-	-	123,181
						-
Shares issued for cash	10,862,500	10,862	908,138	-	-	919,000
						-
Shares issued for services	1,760,000	1,760	623,040	(165,920)	-	458,880

Warrants issued for services	-	-	982,448	(116,000)	-	866,448
						-
Options issued to employees	-	-	540,755	-	-	540,755

Net (loss) for the fiscal year ended June 30, 2007	-	-	-	-	(2,924,327)	(2,924,327)

Balances as of June 30, 2007	31,470,802	31,471	3,658,713	(281,920)	(3,374,938)	33,326

Shares issued for cash	5,300,000	5,300	524,700	-	-	530,000
						-
Shares issued for services	3,175,000	3,175	204,875	165,920	-	373,970

Warrants issued for services	-	-	16,135	116,000	-	132,135

Purchase of warrants	-	-	(70,964)	-	-	(70,964)

Net (loss) for the fiscal year ended June 30, 2008	-	-	-	-	(1,556,448)	(1,556,448)

Balances as of June 30, 2008	39,945,802	$39,946	$4,333,459	$-	$(4,931,386)	$(557,981)

See notes to consolidated financial statements

HS3 Technologies, Inc.

	For the Year	For the Year
	Ended	ended
Consolidated Statement of Cash Flows	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net (loss)	$(1,556,448)	$(2,924,327)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation and amortization	31,538	19,539
Accretion of interest	2,689	-
Warrants, stock, and options issued for service	489,970	1,866,083
Stock issued for conversion of note payable	-	159,182
(Gain) loss on sale of fixed assets	-	(1,213)
Changes in operating assets and liabilities:
Accounts receivable	(122,597)	(82,957)
Inventory	5,129	14,979
Deposit on inventory	22,885	(14,535)
Accounts payable	94,279	71,939
Accrued expenses	264,753	-
Net cash (used in) operating activities	(767,802)	(891,310)

Cash flow from investing activities
Proceeds from sale of fixed assets	-	5,200
Purchase of fixed assets	(6,593)	(45,522)
Net cash from (used in) investing activities	(6,593)	(40,322)

Cash flow from financing activities
Proceeds from sale of warrants	16,135	-
Payments on warrants purchased	(70,964)	-
Payments on convertible and long-term debt	(50,307)	-
Stock issued for cash	530,000	919,000
Proceeds from long-term debt	478,865	-
Net cash flow provided by financing activities	903,729	919,000

Increase in cash and cash equivalents	129,334	(12,632)

Cash and cash equivalents, beginning of period	984	13,616

Cash and cash equivalents, end of period	$130,318	$984

Supplemental cash flow information:
Interest paid	$26,135	$-
Income taxes paid	$-	$-

Non cash financing activities
Stock issued for services	$208,050	-

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

(b) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is June 30.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ip-Colo. All inter-company balances and transactions have been eliminated.

(d) Accounting Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimated and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(e) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

1. Significant Accounting Policies (continued)

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

(i) Research and Development Costs

The Company expenses research and development costs as incurred. The Company incurred $40,042 and $4,427 research and development cost for years ended June 30, 2008 and June 30, 2007, respectively.

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

1. Significant Accounting Policies (continued)

(n) Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectibility of accounts receivable on a combination of factors. Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at June 30, 2008.

(o) Revenue Recognition

We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

(p) Effect of Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date. SFAS 141

1. Significant Accounting Policies (continued)

(revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(q) Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the effect of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

3. Convertible Notes Payable Related Party

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

From	Amount of Loan
Robert A Morrison	$100,000
Robert A Morrison	31,000
Mark Lana	12,000
Mark Lana	15,000
Robert A Morrison	9,000
Robert A Morrison	4,000
Charles Ferris	10,000
Mike Yinger	1,000
Robert A. Morrison	30,000
Total	$212,000

4. Common Stock

Stock transactions in fiscal 2007:

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

In fiscal 2007, we entered into unsecured short-term promissory notes for $115,000. The stated interest was 8% annually and was due May 9, 2007. Both notes along with accrued interest of $8,182 were converted into 1,231,811 shares of our common stock.

In fiscal 2007, we sold 8,362,500 shares of our common stock at $.08 per share and 2,500,000 shares of our common stock at $.10 per share for total proceeds of $919,000.

We issued 1,760,000 shares of our stock to consultants for services provided. The value of the services was based on the value of our stock on the date of the agreement and totaled $982.448. We expensed $458,880 as professional fees in the year ended June 30, 2007 and $165,920 in the year ended June 30, 2008.

Stock transactions in fiscal 2008:

In fiscal 2008 we sold 5,300,000 shares of our common stock for $.10 per share for total proceeds of $530,000.

In fiscal 2008 we issued 3,175,000 shares of our common stock for services rendered to us. The value of the services was based on the fair market value of our stock on the day the agreements were consummated and the share price ranged from $.04 to $.10 per share. The total amount of expense for employees and directors was $204,200 and for professional fees was $3,850 for a total amount of $208,050. In fiscal 2008 we recorded as expense a total of $373,970 for stock issued for services from unexpired services of fiscal 2007 that were used in fiscal 2008 of $165,920 and for fiscal 2008 expense of $208,050. At June 30, 2008 there was no remaining expense for services.

Convertible board fees accrued at June 30, 2008 totalled $45,832. This may be converted into common stock at the Directors’ option at $0.12 or the rate of the last conversion agreement.

5. Options and Warrants

The Board of Directors has approved a Stock Option Plan (“the” Plan”) authorizing the issuance of a total of 2,500,000 shares pursuant to which directors, officers, employees of the Company are eligible to receive grants of options for the Company’s common stock. Each stock option entities its holder to purchase one common share of the Company. At June 30, 2008 we had granted 2,500,000 options under this plan.

Option and warrant transactions in fiscal 2007:

We granted 2,500,000 options in the year ended June 30, 2007. The options were fully vested. We measured the compensation cost of the options based on the vesting and the market value as determined by the Black-Scholes pricing model.

For the year ended June 30, 2007, we included as expense $540,755 relating to the value of vested options.

The fair value of each option award is estimated on the date of grant using the assumptions noted in the following table. Volatility is based on the historical volatility of stock trading, expected term was the estimated exercise period, risk free rate was the rate of a U.S. Treasury instrument of the time period in which the options would be outstanding, and dividend rate was estimated to be zero as we cannot assume that there will be any future dividends.

Weighted average expected volatility	206.64%
Weighted average expected term (in years)	5
Weighted average expected dividends	0%
Weighted average risk free rate	3.00%

The weighted average grant date fair value of the options granted in the year ended June 30, 2007 was $0.16

In the year ended June 30, 2007, we granted warrants to purchase 7,250,000 shares of our common stock as payment for services rendered. The warrants have a weighted average exercise price of $.17 per warrant and expire between December 2007 and September 2008. The fair value of the warrants based on the Black-Scholes pricing model totaled $982,448 (approximately $0.14 per warrant). The following assumptions were used in the valuation: weighted average stock price-$.16; weighted average exercise price-$.12; weighted average life- 2 years; weighted average volatility- 120%; weighted average yield-3.0% . In fiscal 2007 we expensed $670,689 and in fiscal 2008 we expensed $116,000 relating to these services.

Option and warrant transactions in fiscal 2008:

We purchased and cancelled 5,000,000 of the outstanding warrants for $70,964.

We sold debentures in fiscal 2008 consisting of long-term debt and warrants. The number of warrants sold was 1,000,000 with an exercise price of $.12 and a term of 5 years. The warrants were valued based on the B;ack-Scholes pricing model and the cost was allocated based on the ration of the fair market value of the warrants and the fair market value of the long-term debt. The total amount allocated to the warrants was $16,135. The assumptions used in valuing the warrants were: stock price $.13; exercise price $.12; life-5 years; volatility101.17%; dividend yield 0% and the yield of a risk free investment 3.08% .

A summary of stock option and warrants is as follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding 07/01/06	-	-	-	-
Granted	2,500,000	$0.16	7,250,000	$0.17
Canceled	-	-	-	-
Exercised	-	-	-	-
Outstanding 06/30/07	2,500,000	$0.16	7,250,000	$0.17
Granted	-	-	1,000,000	$0.02
Canceled	-	-	5,000,000	$0.12
Outstanding 06/30/08	2,500,000	$0.16	3,250,000	$0.25

6. Related Parties

The Company leases office space from a company owned by a major stockholder. Rent expense under this lease was $51,200 and $48,000 for the years ended June 30, 2008 and 2007, respectively.

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

In addition, the Company owes two of its officers accrued liabilities of $168,717 and -0- as of June 30, 2008 and 2007 respectively. This includes accrued rent of $62,154 and accrued salaries of $106,563.

7. Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to different treatment between book and tax bases. There is approximately $4,930,000 of net operating loss carry-forwards which expire in 2026-2028. The net deferred tax is as follows:

	June 30, 2008	June 30, 2007
Non-current deferred tax asset (liabilities):
Net operating loss carry-forward	$1,133,900	$545,000
Valuation allowance	(1,133,900)	(545,000)
Total deferred tax net	$-	$-

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	March 31, 2008	March 31, 2007
Statuary tax rate	34.%	34.0%
Change in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%)	0.0%)

8. Long-Term Debt

We sold debentures consisting of a $400,000 debt instrument that matures in 3 years and 1,000,000 warrants at an exercise price of $.12 per share for total proceeds of $400,000. We allocated the proceeds to each instrument based on the fair market value of each. We determined the fair value of the note and interest to be $400,000 and the fair market value of the warrants to be $16,814. We allocated the proceeds to each based on the respective percentages of total value. The value of the notes was $383,865 and the warrants $16,135. The discount on the notes will be amortized into interest expense based on the straight line method over the life of the loan. For the year ended June 30, 2008 we recorded $2,689 as additional interest expense. At June 30, 2008 we had $13,446 discount remaining to amortized into interest. The value of the debenture at June 30, 2008 was $ 368,693. The current portion of the debt was $113,237 after discount ($118,616 principal owed) and long term after discount was $242,010 (total principal owed in fiscal 2010 is $166,718 and in fiscal 2011 $83,359).

In connection with the loan we had loan fees of $28,000. At June 30, 2008 we expensed $3,500 of the fees for a balance of $24,500.

9. Subsequent Events

We obtained loans from a related party, as set forth below. We had agreed to pay 15% interest per year or issue shares at $0.12 for conversion of the loans, at the discretion of the provider of the loan. If we conduct an offering at a lower priced conversion, the below notes may be converted at the lower conversion rate. All principle and interest are due on demand.

Robert Morrison	$12,000.00	received September 16, 2008
Robert Morrison	$10,000.00	received October 1, 2008

On August 15, 2008 the Company entered into a “Financial Communications Consulting Agreement” with Wall Street Resources, Inc. to provide written analytical coverage and consultation in matters concerning corporate finance and investor communications. The Company agreed to issue the Consultant a “Commencement Bonus” payable in the form of 800,000 shares of the Company’s 144 restricted Common Stock and $3,000 in cash. Additionally, the Company will pay the Consultant at a rate of $2,500 per month during the term of the agreement which is due on the 15th of each month with payments accruing until the Company raises in excess of $500,000 or becomes cash flow positive.

On August 14, 2008, we entered into an agreement with the American Humane Association (“AHA”), pursuant to which we plan to engage in the development of a Video Monitoring System under the AHA’s American Human Certified™. The Video Monitoring System will expand the observations and augment the compliance of the American Human Certified™ for humane care.

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

Item 8A.       Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our chief executive officer. Based upon that evaluation, our company's president and our chief executive officer concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could affect internal controls subsequent to the date we carried out our evaluation.

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

Item 8B.        Other Information

None.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at September 22, 2008, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Mark Lana	Chief Executive Officer, Treasurer, Secretary President and Director	54	November 9, 2005
Robert A. Morrison	Chief Operations Officer and Director	43	June 18, 2007
Charles F. Ferris	Director	61	August 14, 2007
Michael Yinger	Director	51	August 14, 2007

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Mark Lana, Chief Executive Officer, President, Treasurer, Secretary and Director

Mr. Lana was appointed as Chief Executive Officer on November 9, 2005 and as a member of our board of directors on November 21, 2005. He assumed the duties of President on July 1, 2008.

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

Robert A. Morrison, Chief Operations Officer and Director

Mr. Morrison was appointed as President and Director on June 18, 2007. He resigned as President March 4, 2008 and was appointed Chief of corporate and business development. He assumed the function of Chief Operations Officer effective July 1, 2008

For the past 15 years Mr. Morrison has been the owner of RAM Enterprises Inc, a computer networking consulting company that designs, builds and maintains computer networks for various enterprises. Mr. Morrison was a director of ID-Confirm Inc. from December 12, 2004 to January 5, 2007 and was its President, Chief Executive Officer from September 12, 2005 to June 13, 2006, Chief Financial Officer from November 16, 2004 to July 22, 2005 and Chief Technology Officer from July 13, 2006 to January 5, 2007.

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

Compensation Committee

We do not have a compensation committee.

Significant Employees

Our significant employees, their ages and positions held are as follows:

Name	Position Held with our Company	Age
Scott Annis	Chief Technology Officer	39

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2008, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 9a.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

              We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported with the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and board of directors, as appropriate, to allow timely decisions regarding required disclosure. In view of our restatement of the financial statements for the quarter ended December 31, 2006, management reevaluated its disclosure controls and deemed them ineffective. During the fiscal year ended 2008, we made the following changes in our disclosure controls and procedures to increase their effectiveness: having an appropriate company official review transactions recorded in our books prior to posting, reemphasizing proper posting of transactions, having an independent accountant review transactions for compliance with applicable guidance, reviewing our chart of accounts to ensure that account classifications are in place, ensuring accounting personnel attend continuing training,. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective due to the omission in our original filing of required disclosure, specifically our Report on Internal Control over Financial Reporting.

Changes in Internal Control

              There are no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

              Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgment inherent in the preparation of financial statements is reasonable.

              Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 10.        Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2008 who had total compensation exceeding $100,000; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended June 30, 2008, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Mark Lana(1) Chief Executive Officer, President, Treasurer and Secretary	2008 2007 2006	$125,000 $125,000 $ 85,000	Nil Nil Nil	$14,400 Nil Nil	Nil $43,260 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$139,400 $168,260 Nil
Robert A. Morrison(2) President	2008 2007 2006	$115,000 $115,000 N/A	Nil Nil N/A	Nil Nil N/A	$33,340 $151,411 N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	$148,340 $266,411 N/A
Lougene Baird(3) former Chief Operating Officer and Secretary	2007 2006 2005	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Bonnie McNamara(4) former Chief Financial Officer	2007 2006 2005	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil

(1)	Mr. Lana was appointed President and Chief Executive Officer on November 9, 2005 and resigned as President on June 18, 2007. He assumed the duties of President on July 1, 2008.

(2)

Mr. Morrison was appointed President on June 18, 2007. He resigned as President March 4, 2008 and was appointed Chief of corporate and business development. He assumed the function of Chief Operations Officer effective July 1, 2008

(3)	Ms. Baird was appointed Chief Operating Officer and Secretary on November 9, 2005 and resigned as an officer on March 8, 2006.

(4)	Ms. McNamara was appointed Chief Financial Officer on March 14, 2006 and resigned on June 13, 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Mark Lana	200,000	200,000	Nil	$0.1667	March 20, 2012	Nil	Nil	Nil	Nil
Robert Morrison	900,000	900,000	Nil	$0.1667	March 20, 2012	Nil	Nil	Nil	Nil

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to June 30, 2008.

On August 15, 2007 we agreed to issue 720,000 shares of our common stock to Mr. Ferris and Mr. Yinger, Directors of our company, for services that they have rendered. The valued of the services was $86,400 based on the trading price of our stock on the day the shares were approved and this was included as professional fee expense. We also agreed to compensate those directors and they will receive $25,000 annually. They have the option to receive cash or stock at a price of $.12 per share. At June 30, 2008 we have recorded a liability of $45,832 for convertible board fees unpaid and an offsetting professional fee expense.

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

Item 11.        Security Ownership of Certain Beneficial Owners and Management.

As of August 21, 2008, there were 39,945,802 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of August 21, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Mark Lana 1800 Boulder Street, Suite 600 Denver, CO 80211	2,937,113(2)	7.35%
Robert A. Morrison 1800 Boulder Street, Suite 600 Denver, CO 80211	4,277,113(3)	10.70%
Chuck Ferris 11612 E. 2nd Ave Aurora, CO 80010	660,000	1.65%
Michael Yinger 10940 S. Parker Road, Suite 151 Parker, CO 80134	660,000	1.65%
Lougene Baird PO Box 5035 Kailua, HI 96745	2,192,949	5.48%
Jens Dalsgaard 171 De3l Oro Lagoon Novato, CA 94949	2,500,000	7.94%
DQ Investment Group 6130 S. Elm Ct. Centennial, CO 80121	5,000,000	12.51%
Directors and Executive Officers as a group (4 people)	8,534,226 common shares	21.30%

(1)

Based on 39,945,802 shares of common stock issued and outstanding as of August 21, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Include 200,000 stock options currently exercisable or exercisable within 60 days

(3)	Include 900,000 stock options currently exercisable or exercisable within 60 days.

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

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).

10.3	Surveillance Instalment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).

10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).

10.5	Distribution Agreement with Autostar Technology Private Limited. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).

(16)	Code of Ethics

16.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- KSB filed on October 10, 2007).

(16)	Letter on Change in Certifying Accountant

16.1	Letter from Gordon Hughes & Banks, LLP regarding change in certifying accountant (incorporated by reference from our Form 8-K filed on July 30, 2007).

(31)	Section 302 Certifications

31.1*	Section 302 Certification (Robert A. Morrison).

31.2*	Section 302 Certification (Mark Lana).

(32)	Section 906 Certification

32.1*	Section 906 Certification (Robert A. Morrison).

32.2*	Section 906 Certification (Mark Lana).

*Filed herewith

Item 14.        Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended June 30, 2008 and June 30, 2007:

Services	2008	2007
Audit fees	$35,000	$20,000
Tax fees	$Nil	$Nil
All other fees	$Nil	$Nil

Total fees	$35,000	$20,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Weaver and Martin LLC for the fiscal year ended June 30, 2008 in connection with statutory and regulatory filings or engagements.

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

HS3 TECHNOLOGIES INC.

By:    /s/ Robert A. Morrison
          Robert A. Morrison
          Chief Operations Officer and Director
          Principal Executive Officer
          Date: October 7, 2008.

By:    /s/ Mark Lana
          Mark Lana
          Chief Executive Officer, Treasurer, Secretary and Director
          Principal Accounting Officer and Principal Financial Officer
          Date: October 7, 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Robert A. Morrison
          Robert A. Morrison
          Chief Operations Officer and Director
          Principal Executive Officer
          Date: October 7, 2008.

By:    /s/ Mark Lana
          Mark Lana
          Chief Executive Officer, Treasurer, Secretary and Director
          Principal Accounting Officer and Principal Financial Officer
          Date: October 7, 2008.

By:    /s/ Charles F. Ferris
          Charles F. Ferris
          Director
          Date: October 7, 2008.

By:    /s/ Michael Yinger
          Michael Yinger
          Director
          Date: October 7, 2008.