Form 10-Q
period 2008-09-30
HS3 TECHNOLOGIES INC.
filed 2008-11-14
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 001-32289

HS3 TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3598613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 Boulder Street, Suite 600, Denver, CO	80211-6400
(Address of principal executive offices)	(Zip Code)

303.455.2550
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[   ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
39,945,802 common shares issued and outstanding as of November 11, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended September 30, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

HS3 Technologies, Inc.

	(Unaudited)	(Audited)
Condensed Consolidated Balance Sheet	September 30, 2008	June 30, 2008

ASSETS
Current Assets
Cash and cash equivalents	$4,134	$130,318
Accounts receivable	21,668	215,499
Inventory	103,916	92,885
Total current assets	129,718	438,702

Furniture, fixtures and equipment, net of accumulated depreciation of	-	-
$61,542 and $26,014 respectively	73,792	80,880

Other assets	22,166	24,500
Total Assets	$225,676	$544,082

LIABILITIES
Current Liabilities
Accounts payable	$123,240	$215,890
Accrued liabilities	111,651	104,377
Accrued liabilities, related party	220,669	168,717
Accrued convertible board fees	58,332	45,832
Convertible notes payable, related party	224,000	212,000
Value of stock owed not issued	12,000	-
Long-term debt, current portion	118,893	113,237
Total current liabilities	868,785	860,053
Long-term debt	209,735	242,010

Total Liabilities	1,078,520	1,102,063
Commitments and contingencies	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 2,500,000 shares authorized	-	-
None issued or outstanding
Common Stock, $0.001 par value, 50,000,000 authorized,
Issued and outstanding 39,945,802 shares at September 30, 2008
And June 30, 2008	39,946	39,946
Additional paid-in capital	4,333,459	4,333,459
Accumulated deficit	(5,226,249)	(4,931,386)
Total Stockholders' Equity (Deficit)	(852,844)	(557,981)

Total Liabilities and Stockholders' Equity (Deficit)	$225,676	$544,082

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

	Three Months	Three Months
	Ended	Ended
Condensed Consolidated Statement of Operations (Unaudited)	September 30, 2008	September 30, 2007
Net Sales	$83,380	$153,628
Cost of goods sold	33,275	39,931
Gross profit	50,105	113,697
Operating Expenses:
Sales & marketing	50,875	46,594
Professional and consulting	57,570	118,256
Stock option expense	-	224,443
Payroll expense	122,212	125,371
General and administrative	82,337	99,072
Depreciation	7,088	8,115
Total operating expenses	320,082	621,851

Income (loss) from operations	(269,977)	(508,154)
Other income (expense)
Interest expense	(24,886)	(5,350)
Total other income (expense)	(24,886)	(5,350)

Net loss	$(294,863)	$(513,504)

Net loss per share-basic and diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding	39,945,802	32,195,701

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

	Three Months	Three Months
	Ended	Ended
Condensed Consolidated Statement of Cash Flows (Unaudited)	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net (loss)	$(294,863)	$(513,504)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation and amortization	9,422	8,115
Accretion of interest	1,345	-
Warrants, stock, and options issued for service	12,000	314,693
Changes in operating assets and liabilities
Accounts receivable	193,831	(32,088)
Inventory	(11,031)	(27,757)
Deposit on inventory	-	22,885
Accounts payable	(92,650)	167,388
Accrued expenses	71,726	-
Net cash (used in) operating activities	(110,220)	(60,268)

Cash flow from investing activities
Purchase of fixed assets	-	(772)
Net cash (used in) investing activities	-	(772)

Cash flow from financing activities
Payments on convertible and long-term debt	(27,964)	-
Stock issued for cash	-	25,000
Proceeds from convertible note payable	12,000	45,000
Net cash flow provided by (used in) financing activities	(15,964)	70,000

Increase (decrease ) in cash and cash equivalents	(126,184)	8,960

Cash and cash equivalents, beginning of period	130,318	984

Cash and cash equivalents, end of period	$4,134	$9,944

Supplemental cash flow information:

Interest paid	$13,928	$-

Income taxes paid	$-	$-

Non cash financing activities

Stock issued for services	$-	$90,250

The accompanying notes are an integral part of these condensed consolidated financial statements

HS3 Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

1. ORGANIZATION AND BUSINESS

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of HS3 Technologies, Inc. (the “Company” or “HS3”) have been prepared in accordance with the instructions to quarterly reports on 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2008, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United Sates have been condensed or omitted. It is therefore suggested that these unaudited condensed consolidated financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008.. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.

Organization

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

Basis of Presentation

The financial statements include our wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company generated a net loss from operations of $278,806 for the three months ended September 30, 2008 and had a Stockholders deficit of $836,787 as of September 30, 2008. Our ability to continue as a going concern is dependent upon attaining additional working capital to develop our business operations. We intend to use borrowings and security sales to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

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

From	Amount of Loan

Robert A Morrison	$186,000.00
Mark L. Lana	$27,000.00
Charles Ferris	$10,000.00
Mike Yinger	$1,000.00

In the year ended June 30, 2008 we sold debentures consisting of a $400,000 debt instrument that matures in 3 years and 1,000,000 warrants at an exercise price of $.12 per share for total proceeds of $400,000. We allocated the proceeds to each instrument based on the fair market value of each. We determined the fair value of the note and interest to be $400,000 and the fair market value of the warrants to be $16,814. We allocated the proceeds to each based on the respective percentages of total value. The value of the notes was $383,865 and the warrants $16,135. The discount on the notes will be amortized into interest expense based on the straight line method over the life of the loan. For the year ended June 30, 2008 and the period ended September 30, 2008 we recorded $2,689 and $1,345, respectively as additional interest expense. At September 30, 2008 we had $12,101 discount remaining to be amortized into interest. The value of the debenture at September 30, 2008 was $340,729. The current portion of the debt was $118,893 after discount ($123,271 principal owed) and long term after discount was $209,735 (total principal owed in fiscal 2009 is $166,718 and in fiscal 2010 $83,359).

Options and Warrants

1,250,000 share purchase warrants with an exercise price of $.12 per share expired on September 8, 2008.

At September 30, 2008 we had 2,500,000 options outstanding with an exercise price of $.16 per share that expire on March 22, and April 11, 2012.

We sold debentures in fiscal 2008 consisting of long-term debt and warrants. The number of warrants sold was 1,000,000 with an exercise price of $.12 and a term of 5 years. The warrants were valued based on the Black-Scholes pricing model and the cost was allocated based on the ratio of the fair market value of the warrants and the fair market value of the long-term debt. The total amount allocated to the warrants was $16,135. The assumptions used in valuing the warrants were: stock price $.13; exercise price $.12; life-5 years; volatility101.17%; dividend yield 0% and the yield of a risk free investment 3.08% .

Common Stock

On August 15, 2007 we agreed to issue 720,000 shares of our common stock to Mr. Ferris and Mr. Yinger, Directors of our company, for services that they have rendered. The valued of the services was $86,400 based on the trading price of our stock on the day the shares were approved and this was included as professional fee expense. We also agreed to compensate those directors and they will receive $25,000 annually. They have the option to receive cash or stock at a price of $.12 per share. At September 30, 2008 we have recorded a liability of $58,332 for convertible board fees unpaid and an offsetting professional fee expense.

Related Parties

The Company leases office space from a company owned by a major stockholder. Rent expense under this lease was $13,200 and $12,000 for the three months ended September 30, 2008 and 2007, respectively.

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

In addition, the Company owes two of its officers accrued liabilities of $220,669 and -0- as of September 30, 2008 and 2007 respectively. This includes accrued rent of $75,354 and accrued salaries of $145,315.

Subsequent Events

Our company has been provided with certain loans from related parties, as set forth below. We have agreed to pay 15% interest per year or issue shares at $0.12 for conversion of the loans, at the discretion of the provider of the loan.

From	Amount of Loan	Date funds provided
Robert A Morrison	$10,000.00	Received October 1, 2008

On October 24, 2008, our company received a loan in the amount of $200,000 from a private investor . The loan is unsecured and has no fixed repayment terms. We have agreed to pay 15% interest per annum or issue shares at $0.10 for conversion of the loan, at the election of the investor.

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

Additionally, the Company will pay the Consultant at a rate of $2,500 per month during the term of the agreement which is due on the 15th of each month with payments accruing until the Company raises in excess of $500,000 or becomes cash flow positive. As of September 30, 2008 the shares had not been issued. We valued the 800,000 based on the quoted trade price on August 15, 2008, and recorded $12,000 as a current liability and consulting expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “HS3” mean HS3 Technologies, Inc., unless otherwise indicated.

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

We are to install and integrate five Video Monitoring Systems in production and transportation facilities and conduct beta testing to reflect the animal species and sub groups that the American Human Certified™ certifies. Upon successful completion of the beta testing, AHA will have a system that can provide real-time analytical technology tools and increase observation frequency.

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

Market Growth Strategy

The Company has recently entered into an exclusive agreement with the AHA to provide third party video audit services. HS3 will deploy a video monitoring system that will expand the observations and augment the compliance with American Humane Certified (AHC) standards for humane care. HS3 will contract with American Human Association’s customers directly for video monitoring services and equipment rentals.

Under the agreement, we are scheduled to install five beta sites within sixty days for three species; Swine, Chicken, and Cattle. We anticipate recurring revenue of $250 per month from monitoring each location.

Upon successful completion of the beta testing, the AHA will have a system that can provide expanded, auditable observations that enhances its current system of audits for humane animal handling. If beta testing and solution roll-out proceeds as anticipated, the program eventually will encompass over 9,900locations in North America. Following initial beta testing, HS3 will begin rolling out its video surveillance and monitoring solution stages. Stage I, which is expected to include 30 sites, will take an estimated 15 days to complete. Stage II and III, which are also expected to include 30 sites each, will take an estimated 5 days to complete. For each house, the Company expects to deploy on average 15 cameras, 3 DVRs, and one mobile DVR. Combined, we estimate that each house will require approximately $8,000 in capital for hardware. With between 25-30 growing/processing or slaughter houses per site, the capital cost per site approximates $200,000.

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

Results of Operations

Three month Summary ending September 30, 2008 and 2007

	Three Months Ended
	September 30
	2008	2007
Revenue	$83,380	$153,628
Operating Expenses	$320,082	$621,851
Net Loss	$(294,863)	$(513,504)

Expenses

Our operating expenses for the three month periods ended September 30, 2008 and September 30, 2007 are outlined in the table below:

		Three Months Ended
		June 30
		2008	2007
Sales & marketing		$50,875	$46,594
Professional and consulting		$57,570	$118,256
Stock option expense	$	Nil	$224,443
Payroll expense		$122,212	$125,371
General and administrative		$82,337	$99,072
Depreciation		$7,088	$8,115

Operating expenses for the three months ended September 30, 2008, decreased by 48% as compared to the comparative period in 2007 primarily as a result of a decrease professional and consulting fees and stock option expenses.

Revenue

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

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	Sept. 30,	June 30,	Increase/
	2008	2008	Decrease
Current Assets	$129,718	$438,702	(70%	)
Current Liabilities	$868,785	$860,053	1%
Working Capital (deficit)	$(739,067)	$(421,351)	75%

Cash Flows
		Three Months	Three Months
		Ended	Ended
		September 30,	September 30,
		2008	2007
Net cash (used in) operating activities		$(110,220)	$(60,268)
Net cash (used in) by investing activities	$	Nil	$(772)
Net cash flow provided by (used in) financing activities		$(15,964)	$70,000
Increase (decrease) in cash and cash equivalents		$(126,184)	$8,960

In the next twelve months we anticipate spending $1,060,000 on research and development, $1,560,000 on sales and marketing and $1,415,000 on administrative expenses. Our cash on hand at September 30, 2008 was $4,134. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $5,980,000 over the next 12 months to pay for our ongoing expenses. These expenses include sales and marketing, research and development, manufacturing and engineering, and general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

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

As of September 30, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our independent auditors have noted in their report concerning our financial statements as of June 30, 2008 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).

Exhibit	Description
Number

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	2005 Stock Option Plan of HS3 Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).

(10)	Material Contracts

10.1

Share Purchase Agreement dated March 5, 2005 among Zeno Inc., Linda Smith, Acropolis Investment Holdings, LLC and Gregory S. Yanke Law Corporation (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).

10.3	Surveillance Installment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).

10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).

10.5	Distribution Agreement with Autostar Technology Private Limited (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).

10.6	Warrant Purchase Agreement dated November 6, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2007).

10.7	Agreement with the American Humane Association (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-KSB filed on October 10, 2007).

(31)	Section 302 Certifications

31.1	Section 302 Certification (filed herewith).

(32)	Section 906 Certification

32.1	Section 906 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES, INC.
(Registrant)

Dated: November 14, 2008	/s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)