Form 10-Q
period 2008-12-31
HS3 TECHNOLOGIES INC.
filed 2009-02-23
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-32289

HS3 TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3598613
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1800 Boulder Street, Suite 600, Denver CO	80211-6400
(Address of principal executive offices)	(Zip Code)

(303) 455-2550
(Telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]    No [X]

As of February 13, 2009, there were 38,924,411 shares of the registrant’s Common Stock issued and outstanding

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the following:

•	certain statements, including possible or assumed future results of operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	any statements contained herein regarding the prospects for our business or any of our services;

•

any statements preceded by, followed by or that include the words “may,” “should”, “believes,” “expects,” “anticipates,” “intends,” “continues,” estimates,” “plans,” “targets” “predicts,” “attempts,” “is scheduled,” or similar expressions; and

.•	other statements obtained herein regarding matters that are not historical facts.

          Our business and results of operation are subject to risk and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to those risk factors set forth in this report in Part II. Other Information under the heading “Item 1A. Risk Factors.”

          In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United Sates dollars and all references to “common shares” refer to the common shares in our capital stock.

          As used in this Quarterly Report, the terms “we”, “us”, “our”, and “HS3,” means HS3 Technologies, Inc., unless the context clearly requires otherwise.

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

          The interim unaudited condensed consolidated financial statements of HS3 Technologies, Inc. as of and for the three and six month period ended December 31, 2008 are included herein beginning on the following page. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended June 30, 2008, together with our discussion and analysis of financial condition and results of operations, included in our Amended Annual Report on Form 10-K/A filed on February 13, 2009 with the Securities and Exchange Commission (File No. 001-32289). Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

          The unaudited condensed consolidated financial statements include the accounts of HS3 Technologies, Inc. and its wholly-owned subsidiary, ip-Colo. All inter-company balances and transactions have been eliminated.

          We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

HS3 Technologies, Inc.
Condensed consolidated balance sheets

	December 31,	June 30,
	2008	2008
ASSETS

Current Assets:
Cash and cash equivalents	$16,851	$130,318
Trade accounts receivable	12,220	215,499
Inventory	114,987	92,885
	144,058	438,702
Furniture, fixtures and equipment, net of accumulated
depreciation of $68,696 and $54,454 respectively	68,211	80,880
Other assets, net	19,834	24,500
	$232,103	$544,082

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$81,745	$215,890
Other accrued liabilities	420,303	290,926
Convertible notes payable	494,000	212,000
Long-term debt, current portion	122,974	113,237
	1,119,022	832,053

Long-term debt	182,811	242,010
Other long-term liabilities	28,000	28,000
Total Liabilities	1,329,833	1,102,063

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 2,500,000 shares
authorized, none issued or outstanding	-	-
Common Stock, $0.001 par value, 50,000,000 authorized,
issued and outstanding 40,745,802 and 39,945,802 shares
at December 31, 2008 and June 30, 2008, respectively	40,746	39,946
Additional paid-in capital	4,344,659	4,333,459
Accumulated deficit	(5,483,135)	(4,931,386)
	(1,097,730)	(557,981)
	$232,103	$544,082

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007

Revenue	$33,925	$1,056,273	$117,305	$1,209,901
Cost of goods sold	11,733	644,410	45,008	684,341
Gross profit	22,192	411,863	72,297	525,560

Operating Expenses:
Selling, general and administrative	249,407	556,301	562,401	1,170,037
Depreciation and amortization	11,821	8,097	18,909	16,212
Total operating expenses	261,228	564,398	581,310	1,186,249

Loss from operations	(239,036)	(152,535)	(509,013)	(660,689)

Other income (expense):
Interest income	1	18	1	18
Interest expense	(17,851)	(6,075)	(42,737)	(11,425)
Total other income (expense)	(17,850)	(6,057)	(42,736)	(11,407)

Net loss	$(256,886)	$(158,592)	$(551,749)	$(672,096)

Net loss per share-basic and diluted	$(0.006)	$(0.005)	$(0.014)	$(0.021)

Weighted average number of common
shares outstanding	40,745,802	32,571,454	40,550,150	32,203,981

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

				Unamortized
				Cost		Total
			Additional	Stock/Warrants	Retained	Stockholders
	Common Stock		Paid-in	Issued for	Earnings	Equity
	Shares	Amount	Capital	Service	(Deficit)	(Deficit)
Balances as of June 30, 2007	31,470,802	$31,471	$3,658,713	$(281,920)	$(3,374,938)	$33,326
Shares issued for cash	5,300,000	5,300	524,700	-	-	530,000
Shares issued for services	3,175,000	3,175	204,875	165,920	-	373,970
Warrants issued for services	-	-	16,135	116,000	-	132,135
Purchase of warrants	-	-	(70,964)	-	-	(70,964)
Net loss	-	-	-	-	(1,556,448)	(1,556,448)
Balances as of June 30, 2008	39,945,802	$39,946	$4,333,459	$-	$(4,931,386)	$(557,981)
Shares issued for cash	-	-	-	-	-	-
Shares issued for services	800,000	800	11,200	-	-	12,000
Net loss	-	-	-	-	(551,749)	(551,749)
Balances as of December 31, 2008	40,745,802	$40,746	$4,344,659	$-	$(5,483,135)	$(1,097,730)

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows

	Six months ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(551,749)	$(672,096)

Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Depreciation and amortization	18,909	14,219
Accretion of interest	2,690	-
Warrants, stock, and options issued for service	12,000	417,170
Changes in operating assets and liabilities:
Accounts receivable	203,279	(412,348)
Inventory	(22,102)	(30,594)
Deposit on inventory	-	22,885
Accounts payable and accrued liabilities	(4,768)	424,852
Net cash (used) in operating activities	(341,741)	(235,912)

Cash flow from investing activities:
Purchase of fixed assets	(1,573)	(4,838)
Net cash (used in) investing activities	(1,573)	(4,838)

Cash flow from financing activities:
Sale of common stock	-	280,000
Acquisition of stock warrants	-	(70,964)
Proceeds from convertible notes payable	282,000	46,000
Borrowings (repayments) long-term debt	(52,153)	-
Net cash flow provided by financing activities	229,847	255,036

Increase (decrease) in cash and cash equivalents	(113,467)	14,286
Cash and cash equivalents, beginning of period	130,318	984
Cash and cash equivalents, end of period	$16,851	$15,270

Supplemental cash flow information:
Interest paid	$24,651	$-
Income taxes paid	$-	$-

Non cash financing activities:
Stock issued for services	$12,000	$135,250

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.

Notes to condensed consolidated financial statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

(a) Nature of Business

          HS3 Technologies, Inc. (“HS3” or the “Company”) was incorporated in Nevada on January 28, 2003. Prior to a name change in October 2005, the Company was known as Zeno, Inc. The Company also changed its fiscal year end from March 31 to June 30. In November 2005, the Company acquired ip-Colo, Inc., in a reorganization, a development stage corporation (herein referred to as “ip-Colo”). On the date of the reorganization, the Company, a non-operating entity without any assets or liabilities, was to provide advanced wireless technologies integrated with high-speed internet, via satellite, and to provide real-time security and monitoring for many industries.

          We provide a diverse line of cutting edge products and services to meet the growing needs of the security industry. To meet the ever changing needs of the industry, we have launched a combination of state-of-the art products and services that include digital video recording technology (DVR), personal biometric identification units, CCTV, video monitoring centers, cellular networks, wireless mesh network units and wireless internet-linked satellite surveillance systems. This combination of products encompasses a total line that we believe will meet many commercial, governmental, and residential customer security needs.

          Effective February 1, 2009, we signed a ten (10) year agreement with the 131-year-old American Humane Association (“AHA"). HS3 and AHA’s relationship is to create a Video Monitoring System (“VMS”) which will become a standard part of the American Humane Certified (“AHC”) program, which is a voluntary fee-based program available to producers, processors and haulers of animals raised for food. The AHC program provides independent third-party verification that those businesses treat the animals in their care humanely. Pursuant to the AHA agreement, we will provide the installation, integration, and monitoring of production facilities and the transportation of animals that reflect the animal species and sub groups that AHC certifies. For the term of the agreement, we will be paid a recurring monthly monitoring and equipment license fee for all monitoring locations attached to the agreement.

(b) Basis of presentation and use of estimates

          The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2008, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on October 7, 2008 with Securities and Exchange Commission.

          Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of HS3 and its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

          The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c) Cash and cash equivalents

           We consider all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

(d) Furniture, Fixtures and Equipment

          Furniture, fixtures and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives (3-5 years). Expenditures for maintenance and repairs are charged to expense.

(e) Inventory

          Inventory consists of finished goods purchased from third-party manufacturers and is valued at the lower of average cost or market. Average cost is determined using the first-in, first-out method of accounting.

(f) Long-lived Assets

          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.

(g) Loss Per Share

          Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share gives effect to all potential diluted common shares outstanding during the period. In periods of net loss, there are no diluted earnings per share since the result would be anti-dilutive.

(h) Financial Instruments

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

(i) Income Taxes

          The Company has adopted SFAS No. 109, Account for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expect to reverse.

(j) Equity-Based Compensation

          Common stock, warrants, and options issued for services are accounted for based on the fair market value at the date the services are performed. If the awards are based on a vesting period the fair market value of the awards is determined as vesting is earned. If the services are to be performed over a period of time the value is amortized over the life of the period that services are performed.

(k) Concentration of Credit Risk

          We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at December 31, 2008.

(l) Revenue Recognition

          We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

(m) Reclassifications

          Certain amounts in the prior periods have been reclassified to conform to the current period’s presentation

2. GOING CONCERN

          The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon us obtaining additional working capital to develop our business operations. We intend to use borrowings and security sales to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

3. OTHER ACCRUED LIABILITIES

          Other accrued liabilities are as follows:

	December 31,	June 30,
	2008	2008

Accrued board fees	$70,832	$45,832
Accrued rent, officer	99,705	62,154
Accrued salaries, officers	173,542	106,563
Accrued interest	53,399	38,075
Payroll liabilities	21,719	30,609
Sales tax payable	1,106	7,693
	$420,303	$290,926

          Board fees to the two independent board of directors are $25,000 annually and they have the option to receive cash or convert into common stock at $0.12 per share or the rate of the last conversion agreement.

          The Company leases office space from a company owned by an officer and stockholder. Rent and operating expenses under this lease was $15,598 and $38,189 for the three and six months ended December 31, 2008, respectively.

          Accrued interest represents interest on the convertible notes payable.

4. CONVERTIBLE NOTES PAYABLE

          The Company has been provided with the following unsecured loans from officers and directors or private investors pursuant to debt conversion agreements. All principle and interest are due on demand or are converted at the discretion of the provider of the loan. If we conduct an offering at a lower priced conversion, the below notes may be converted at the lower conversion rate.

From	Amount of Loans	Interest Rate	Conversion Price/Share
Officers and Directors:
Robert A Morrison	$196,000	12%;15%	$.12
Mark L. Lana	27,000	15%	$.12
Charles Ferris	10,000	15%	$.12
Mike Yinger	1,000	15%	$.12
	234,000
Private Investors	260,000	15%	$.10
	$494,000

5. LONG-TERM DEBT

          During fiscal year ended June 30, 2008 the Company, pursuant to a loan and security agreement, entered into two (2) $200,000 promissory notes. In addition, the Company issued to the lender a warrant for the purchase of one million (1,000,000) shares of common stock at a purchase price of $.12 per share with an expiration date of five (5) years after the commencement date of the first loan.

          The notes have an interest rate of 15.499% and mature in three (3) years from the commencement date, and are collateralized with the Company’s personal property as defined in the loan and security agreement. For the three and six months ended December 31, 2008, we recorded $8,571 and $26,178, respectively as interest expense pursuant to the notes.

          Each note also has a final payment fee of $14,000 that is due on the earlier to occur of the maturity date or prepayment. These fees are being amortized over the life of the loans with the obligation reflected in other long-term liabilities. For the six-months ended December 31, 2008, we expensed $4,666.

           The $400,000 proceeds were allocated to each instrument based on the fair market value of each based on the Black-Scholes pricing model. The assumptions used in valuing the warrants were: stock price $.13; exercise price $.12, life – 5 years; volatility 101.17%; dividend yield 0%; and the yield of a risk free investment 3.08% . We determined the fair value of the note and interest to be $400,000 and the fair market value of the warrants to be $16,814. We allocated the proceeds to each based on the respective percentages of total value. The value of the notes was $383,865 and the warrants $16,135. The discount on the notes will be accreted into interest expense based on the straight line method over the three (3) year life of the loans. For year ended June 30, 2008 and the period ended December 31, 2008 we recorded $2,690 and $2,690 respectively as additional interest expense. At December 31, 2008 we had $10,756 discount remaining to be amortized into interest. The value of the loans at December 31, 2008 was $316,541. The current portion of the debt was $122,974 after discount ($127,300 principal owed) and long term after discount was $182,811 (total principal owed in fiscal 2010 is $137,489 and in fiscal 2011 $117,851).

6. COMMON STOCK

           During fiscal year ended June 30, 2008 we: (a) sold 5,300,000 shares of our common stock for $.10 per share for total cash proceeds of $530,000; (b) issued 3,175,000 shares of our common stock for services rendered to us; (c) purchased and cancelled 5,000,000 of the outstanding warrants for $70,964 and (d) issued 1,000,000 warrants in conjunction with our long-term debt.

          On August 15, 2008 the Company entered into a six (6) month “Financial Communications Consulting Agreement” with Wall Street Resources, Inc. to provide written analytical coverage and consultation matters concerning corporate finance and investor communications. The Company agreed to issue the consultant a “Commencement Bonus” payable in the form of 800,000 shares of the Company’s 144 restricted Common Stock and $3,000 which has been accrued for. We valued the 800,000 shares based on the quoted trade price on August 15, 2008 ($0.015) and recorded $12,000 as advertising/promotion/IR expense. In addition, the Company will pay the consultant at a rate of $2,500 per month during the term of the agreement which is due on the 15th of each month with payments accruing until the Company raises in excess of $500,000 or becomes cash flow positive. At December 31, 2008, $10,500 has been accrued and included in trade accounts payable.

          Pursuant to the 2005 Stock Option Plan, the Board of Directors had granted 2,500,000 options under the plan. At December 31, 2008, 1,500,000 options are outstanding which expire in March 2012.

          1,250,000 and 1,000,000 share purchase warrants with an exercise price of $.12 per share expired on September 8, 2008 and December 4, 2008, respectively.

7. SUBSEQUENT EVENTS

          On January 30, 2009, we executed a common share purchase agreement wherein we acquired 2,821,391 of our common shares from a shareholder for $56,427.

          Effective February 1, 2009, we signed a ten (10) year agreement with the 131-year-old American Humane Association (“AHA"). HS3 and AHA’s relationship is to create a Video Monitoring System (“VMS”) which will become a standard part of the American Humane Certified (“AHC”) program, which is a voluntary fee-based program available to producers, processors and haulers of animals raised from food. The AHC program provides independent third-party verification that those businesses treat the animals in their care humanely. Pursuant to the AHA agreement, we will provide the installation, integration, and monitoring of production facilities and the transportation of animals that reflect the animal species and sub groups that AHC certifies. For the term of the agreement, we will be paid a recurring monthly monitoring and equipment license fee for all monitoring locations attached to the agreement.

          In conjunction with the execution of the agreement with AHA, we entered into an additional $500,000 loan with a private investor pursuant to a debt conversion agreement effective February 1, 2009. The loan bears interest at 15% and a conversion price of $.10 per share and is due on demand or converted at the option of the private investor. The loan proceeds will be used to purchase equipment for the roll out of the monitoring locations pursuant to the agreement with AHA and for other general working capital requirements

          On February 1, 2009, we entered into a eleven (11) month Financial Consulting Agreement with a third party. We issued the third party 1,000,000 shares of our common stock for services rendered to us.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Polices and Estimates

          The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

          A summary of the significant accounting polices that we have adopted and followed in the preparation of our condensed consolidated financial statements is detailed in our consolidated financial statements for the year ended June 30, 2008, included in our Amended Annual Report on Form 10-K/A filed on February 13, 2009 (see Note 1 of Notes to the consolidated financial statements

          Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Corporate History

           We were incorporated under the laws of the State of Nevada on January 28, 2003 under the name Zeno, Inc. On November 9, 2005, we closed on an asset purchase agreement with IP-Colo, Inc. (IPC) wherein we acquired all of the assets of IPC. IPC was in the development stage of providing advanced wireless technologies, integrated with high-speed internet via satellite to provide real-time security and monitoring for many industries. On or about October 10, 2005, we changed our name to HS3 Technologies, Inc.

          On September 6, 2006, we effected a one (1) new for four (4) old reverse stock split of our authorized, issued and outstanding stock. As a result, our authorized capital decreased to 50,000,000 shares of common stock with a par value of $0.001 each and 2,500,000 preferred stock with a par value of $0.001 each.

          During fiscal year ended June 30, 2007 we: (a) sold 10,862,500 shares of our common stock for total cash proceeds of $919,000; (b) issued 1,760,000 shares of our common stock for services rendered to us; (c) issued 1,356,811 shares in conversion of notes; and (d) issued 7,250,000 warrants for services rendered to us.

           During fiscal year ended June 30, 2008 we: (a) sold 5,300,000 shares of our common stock for $.10 per share for total cash proceeds of $530,000; (b) issued 3,175,000 shares of our common stock for services rendered to us; (c) purchased and cancelled 5,000,000 of the outstanding warrants for $70,964 and (d) issued 1,000,000 warrants in conjunction with our long-term debt.

          On August 15, 2008 we entered into a six (6) month “Financial Communications Consulting Agreement” with Wall Street Resources, Inc. to provide written analytical coverage and consultation matters concerning corporate finance and investor communications. We agreed to issue the consultant a “Commencement Bonus” payable in the form of 800,000 shares of the Company’s 144 restricted Common Stock and $3,000. In addition, we will pay the consultant at a rate of $2,500 per month during the term of the agreement.

          On January 30, 2009, we executed a common shares purchase agreement wherein we acquired 2,821,391 of our common shares from a shareholder for $56,427.

          Effective February 1, 2009, we signed a ten (10) year agreement with the 131-year-old American Humane Association (“AHA"). HS3 and AHA’s relationship is to create a Video Monitoring System (“VMS”) which will become a standard part of the American Humane Certified (“AHC”) program, which is a voluntary fee-based program available to producers, processors and haulers of animals raised from food. The AHC program provides independent third-party verification that those businesses treat the animals in their care humanely. Pursuant to the AHA agreement, we will provide the installation, integration, and monitoring of production facilities and the transportation of animals that reflect the animal species and sub groups that AHC certifies. For the term of the agreement, we will be paid a recurring monthly monitoring and equipment license fee for all monitoring locations attached to the agreement.

          In conjunction with the execution of the agreement with AHA, we entered into an additional $500,000 loan with a private investor pursuant to a debt conversion agreement effective February 1, 2009. The loan bears interest at 15% and a conversion price of $.10 per share and is due on demand or converted at the option of the private investor. The loan proceeds will be used to purchase equipment for the roll out of the monitoring locations pursuant to the agreement with AHA and for other general working capital requirements

          On February 1, 2009, we entered into a eleven (11) month Financial Consulting Agreement with a third party. We issued the third party 1,000,000 shares of our common stock for services rendered to us.

Current Business

          Currently we are primarily focused in the security industry. We have expanded our market strategies with a diverse new line of cutting edge products and services to meet the growing needs of the security industry by providing a single source portal to our customers with products and services in combinations that complete the security and monitoring matrix. To meet the ever changing needs of the industry, we have launched a combination of state-of-the art products and services that include digital video recording technology (DVR), biometric access control (door locks), personal biometric identification units, CCTV, video monitoring centers, cellular networks, wireless mesh network units and wireless internet-linked satellite surveillance systems. This combination of products encompasses a total line that we believe will meet many commercial and residential customer security needs. Our monitoring center in Denver, Colorado serves as a single point integrated security solutions portal, where it combines our proprietary analytical software, network security, alarm monitoring and video products.

          We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of our security products and services to meet these needs, and the branding of our company. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations.

          In the long-term, our ability to continue as a going concern is dependent upon successful and sufficient acceptance of our current security products, services and solutions by the market. Additionally we expect any new products or services that we may introduce in the future will have positive impact on our success and our ability to continue as a going concern. The continuing successful development and sales of our products and services, and finally, achieving a profitable level of operations will contribute to our ongoing success.

          After successful beta testing of three (3) beta sites and thirteen (13) monitoring locations, we entered into a ten (10) year agreement with the American Humane Association, pursuant to which we are to install and integrate Video Monitoring Systems in production, transportation and slaughter facilities to reflect the animal species and sub groups that the American Human Certified™ certifies allowing AHA to have a system that can provide real-time analytical technology tools and increase observation frequency . We, in conjunction with AHA, will roll out our products and services for those producers and processors as part of the AHC program. The agreement initially commences with 436 monitoring locations (including the 13 betas) and will be expanded, pursuant to contractual addendums, as AHA, the producers and our Company determines planned roll-outs.

Corporate Strategy

          Our Company integrates technology, services and people into solutions that enhance the level of security protection and surveillance services. Our Company’s goal is to become a security portal, with cutting-edge technology applications and solutions specifically tailored to meet the security needs of government, commercial and residential customers.

          All of the products and services, including biometric access control, satellite remote monitoring, and DVRS are all security related. Unlike many of the security companies that focus exclusively on the hardware sales side of the business, our Company’s value proposition is to use our proprietary products to generate recurring revenue for our Company in the form of monitoring fees. We view the installation of our hardware products as the entry vehicle into a long-term technological relationship with our customers. We continually enhance our existing products by periodically re-designing them to accommodate to the requirement of our customer needs.

          Research indicates that the video surveillance market is poised for explosive growth driven in part by step up security measures according to government mandates in the coming years, a desire for heightened security, the need to replace existing and aging infrastructures as well as the transition from an analog based industry to a digital one.

          We intend to focus our attention on our recently signed agreement with AHA which certifies the animal cycle from “birth-to-death”. There are two primary facilities that are critical in this process; the growing house and the slaughter house. We estimate that the number of large growing houses and slaughter houses suitable for our services and technology are approximately 10,000 and 300 respectively.

          Two additional markets that we plan to explore with our products and services are (1) the food and safety stage of the business which would take the food from “death to dinner table” which is a stage critical for not only ensuring food safety for the consumers, but also to avoid expensive beef and poultry recalls and theft, which cost beef and poultry companies millions of dollars each year and (2) the off-site storage market..

Results of Operations

Three Months Ended December 31, 2008 and 2007

Revenue and Cost of goods sold.

          We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the three month period ended December 31, 2008 and 2007 are outlined in the table below:

	Three months ended
	December 31,
	2008	2007

VMS Revenue:
Equipment license fees	$1,859	$-
Monitoring	1,230	302
Domain/business hosting fees	1,266	2,411
Other	-	-
	$4,355	$2,713

Other Revenue:
Equipment sales	$19,931	$911,624
IT Services	9,639	141,852
Other	-	84
	$29,570	$1,053,560

Revenue	$33,925	$1,056,273

Cost of goods sold	(11,733)	(644,410)
	$22,192	$411,863

          Our revenues for the three month period ended December 31, 2008 decreased as compared to the comparative period in 2007 as a result of our temporarily suspending marketing efforts for our products and services in order to focus exclusively on the American Humane Association beta testing and consummation and ultimate roll-out and implementation of the agreement.

          During the three months ended December 31, 2007, we had approximately $650,000 of sales to Nickelodeon pursuant to an agreement, which never developed into a monitoring arrangement for our Company.

          Our gross profit percent on equipment sales was 41% and 29% for the three months ended December 31, 2008 and 2007, respectively

Selling, general and administrative expenses.

          Our selling, general and administrative expenses for the three month period ended December 31, 2008 and 2007 are outlined in the table below:

	Three months ended
	December 31,

	2008	2007
Wages & employee benefits	$168,708	$253,743
Contract services	23,085	100,142
Computer network services	791	37,917
Accounting, audit and tax expenses	4,250	20,540
Rent	13,200	12,800
Legal	(9,529)	20,119
Board fees	12,500	12,500
Telephone	5,194	12,979
Travel, meals and entertainment	9,475	5,181
Research & development	-	7,667
Stock transfer/shareholder/proxy fees	884	(1,524)
Insurance	720	1,741
Computer server/other	152	4,536
Utilities	2,399	2,564
Advertising/promotion/IR	18,316	1,718
Other expenses	(738)	63,678
Bad debt expense	-	-
	$249,407	$556,301

          Selling, general and administrative expenses for the three month period ended December 31, 2008 decreased by 55% as compared to the comparative period in 2007 primarily as a result of our management making a concentrative effort to reduce such costs.

          Contract services for the three months ended December 31, 2008 decreased as compared to the comparative period in 2007 primarily as a result of the inclusion in 2007 of $45,000 of stock issued for services rendered to a third party and $44,691 to a former officer for services.

          Advertising/promotion/IR expenses for the three months ended December 31, 2008 increased as compared to the comparative period in 2007 primarily as a result of a payment of $8,000 to Wall Street Resources pursuant to our Financial Communications Consulting Agreement and $3,000 for a web site development project.

          Other expenses for the three months ended December 31, 2007 includes $57,000 of amortization cost of warrants issued late in 2006.

Six Months Ended December 31, 2008 and 2007

Revenue and Cost of goods sold:

          We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the six month period ended December31, 2008 and 2007 are outlined in the table below:

	Six months ended
	December 31,
	2008	2007

VMS Revenue:
Equipment license fees	$1,859	$-
Monitoring	1,230	604
Domain/business hosting fees	2,898	5,364
Other	-	-
	$5,987	$5,968

Other Revenue:
Equipment sales	$69,194	$1,021,198
IT Services	41,839	182,602
Other	285	133
	$111,318	$1,203,933

Revenue	$117,305	$1,209,901

Cost of goods sold	(45,008)	(684,341)
	$72,297	$525,560

          Our revenues for the six month period ended December 31, 2008 decreased as compared to the comparative period in 2007 as a result of our Company temporarily suspending marketing efforts for our products and services in order to focus exclusively on the American Humane Association beta testing and consummation and ultimate roll-out and implementation of the agreement.

          During the six months ended December 31, 2007, we had approximately $725,000 of sales to Nickelodeon pursuant to an agreement, which never developed into a monitoring arrangement for our Company.

          Our gross profit percent on equipment sales was 35% and 33% for the six months ended December 31, 2008 and 2007, respectively.

Selling, general and administrative expenses.

          Our selling, general and administrative expenses for the six month period ended December 31, 2008 and 2007 are outlined in the table below:

	Six months ended
	December 31
	2008	2007
Wages & employee benefits	$290,920	$377,997
Contract services	68,426	241,150
Computer network services	26,538	65,000
Accounting, audit and tax expenses	27,625	31,055
Rent	26,400	20,800
Legal	(1,681)	40,952
Board fees	25,000	20,832
Telephone	11,244	16,929
Travel, meals and entertainment	12,466	11,484
Research and development	-	10,078
Stock transfer/shareholder/proxy fees	959	7,015
Insurance	5,177	8,489
Computer server/other	152	10,962
Utilities	5,016	4,169
Advertising/promotion/IR	33,324	2,915
Other expenses	21,219	300,210
Bad debt expenses	9,616	-
	$562,401	$1,170,037

          Selling, general and administrative expenses for the six month period ended December 31, 2008 decreased by 52% as compared to the comparative period in 2007 primarily as a result of our management making a concentrative effort to reduce such costs.

          Contract services for the six months ended December 31, 2008 decreased as compared to the comparative period in 2007 primarily as a result of the inclusion in 2007 of $135,250 of stock issued for services to the independent directors and two third parties and $67,150 to a former officer for services.

          Advertising/promotion/IR expenses for the six months ended December 31, 2008 increased as compared to the comparative period in 2007 primarily as a result of payments of $22,500 (including stock issued for services) to Wall Street Resources, pursuant to our Financial Communications Consulting Agreement and $3,000 for a web site development project.

          Other expenses for the six months ended December 31, 2007 includes $282,000 of amortization cost of warrants issued late in 2006.

Liquidity and Capital Resources

          Our primary liquidity needs are to fund our working capital requirements and future capital expenditures. Our ability to continue as a going concern is dependent upon us obtaining additional working capital to develop our business operations. We intend to use borrowings and security sales to mitigate the affects of our cash position; however, due to current conditions in the debt and equity markets, no assurance can be given that debt or equity financing, if and when required, will be available.

Working Capital

			Percentage
	December 31,	June 30,	Increase/
	2008	2008	Decrease

Current Assets	$144,058	$438,702	(67%	)
Current Liabilities	1,119,022	832,053	35%
Working Capital (deficit)	$(974,964)	$(393,351)	148%

Cash Flows	Six months ended
	December 31,	December 31,
	2008	2007

Net cash (used in) operating activities	$(341,741)	$(235,912)
Net cash (used in) by investing activities	(1,573)	(4,838)
Net cash flow provided by (used in) financing activities	229,847	255,036
Increase (decrease) in cash and cash equivalents	$(113,467)	$14,286

          Our cash on hand at December 31, 2008 was $16,851. We have made a concentrated effort over the prior twelve months to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $75,000 to $85,000 per month. In conjunction with the execution of the agreement with AHA, the Company entered into an additional $500,000 loan with a private investor pursuant to a debt conversion agreement effective February 1, 2009. The loan bears interest at 15% and a conversion price of $.10 per share and is due on demand or converted at the option of the private investor. The loan proceeds will be used to purchase equipment for the roll out of the monitoring locations pursuant to the agreement with AHA and for other general working capital requirements

          Until the time period that the initial monitoring locations, pursuant to the AHA contract, are on revenue, we may need to raise additional working capital to fund our current business activities. We will plan to raise the additional capital needed to meet these immediate short-term needs primarily through borrowings from officers, directors or private investors or possibly through a private placement of our securities.

          Over the long term we will require additional funds in order to acquire equipment, install and monitor additional monitoring locations pursuant to the AHA contract, as well as any other expansions into newer markets for us, will require additional financing. We anticipate relying on cash flows from operations and debt financing for such expansion. We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently in place for the purpose of proceeding with our plan of operations.

          We have initiated discussions with third parties to provide either equipment leasing financing or traditional debt financing through a revolving credit facility.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our ability to continue as a going concern is dependent upon us obtaining additional working capital to develop our business operations. We intend to use borrowings and security sales to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

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

As of December 31, 2008, the end of the six month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are aware of similar security products and services which compete directly with our security products and services and some of the companies developing these security products and services have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop security products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

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

Rapid technological changes in our industry could render our security products or services non-competitive or obsolete and consequently affect our ability to generate revenues.

We will derive all of our revenues from the sale of security products and services. Such security products and services are characterized and affected by rapid technological change, evolving industry standards and regulations and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new security products and services that meet customer demands. We expect new security products and services to be developed and introduced by other companies that compete with our security products and services. The proliferation of new and established companies offering similar security products and services may reduce demand for our particular security products and services. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or regulations or to new security products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new security products and services.

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

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our security products and services and implement our business objectives could be adversely effected.

To continue to grow, we will need to recruit additional senior management personnel, including persons with financial and sales experience. In addition, we must hire, train and retain a significant number of other skilled personnel, including persons with experience in sales and marketing. We will encounter competition for these personnel. We may not be able to find or retain qualified personnel, which will have a material adverse impact on our business.

We have a history of losses and negative cash flows, which is likely to continue unless our security products gain sufficient market acceptance to generate a commercially viable level of sales.

Although we anticipate that we will be able to start generating increased revenues during the next six months to 12 months, we also expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflows unless and until our existing security products and services, and or any new security products that we may develop or acquire, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

We will be dependent upon third party manufacturers to produce our security products. We could be adversely affected by an increase in our manufacturers’ services or a significant decline in our manufacturers financial condition. As a result, our business may fail and investors may lose their entire investment.

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

Unless we can establish significant sales of our current security products and services, our potential revenues may be significantly reduced.

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

There is a high risk of business failure due to the fact that we have not commenced profitable operations.

Although we are in the initial stages of developing and implementing the commercialization of our security products and services, there is no assurance that we will be able to successfully develop sales of our security products and services. Thus we have no way of evaluating whether we will be able to operate the business successfully, and there is no assurance that we will be able to achieve profitable operations.

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

As we proceed with the commercialization of our security products and services, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our security services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Our security products and security services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our security products and services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new security products and services and enhance our current security products and services on a timely and cost-effective basis. Further, our security products and services must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new security products and services or enhanced versions of existing security products and services. Also, we may not be able to adapt new or enhanced security products or services to emerging industry standards, and our new security products or services may not be favorably received.

Demand for our security products and services might be insufficient for us to become profitable.

We cannot predict with certainty the potential consumer demand for our security products or services or the degree to which we will meet that demand. If demand for our security products or services does not develop as expected and achieve consumer market acceptance, we might not be able to generate enough revenue to become profitable or to sustain our operations. We plan to target the sale of our security products and services to three primary customer groups; commercial, government, and residential. We have based our strategy to target these consumers on a number of assumptions, some or all of which could prove to be incorrect. Even if markets for our service develop, we could achieve a smaller share of these markets than we currently anticipate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2009, we entered into a $500,000 loan with a private investor pursuant to a debt conversion agreement. The loan bears interest at 15% and a conversion price of $.10 per share and is due on demand or converted at the option of the private investor. The loan was issued to a US person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On February 1, 2009, we entered into a eleven (11) month Financial Consulting Agreement with a third party. We issued the third party 1,000,000 shares of our common stock for services rendered to us. The shares were issued to a US person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 30, 2009, we executed a common shares purchase agreement wherein we acquired 2,821,391 of our common shares from a shareholder for $56,427.

Effective February 1, 2009, we signed a ten (10) year agreement with the 131-year-old American Humane Association (“AHA"). HS3 and AHA’s relationship is to create a Video Monitoring System (“VMS”) which will become a standard part of the American Humane Certified (“AHC”) program, which is a voluntary fee-based program available to producers, processors and haulers of animals raised from food. The AHC program provides independent third-party verification that those businesses treat the animals in their care humanely. Pursuant to the AHA agreement, we will provide the installation, integration, and monitoring of production facilities and the transportation of animals that reflect the animal species and sub groups that AHC certifies. For the term of the agreement, we will be paid a recurring monthly monitoring and equipment license fee for all monitoring locations attached to the agreement.

In conjunction with the execution of the agreement with AHA, we entered into an additional $500,000 loan with a private investor pursuant to a debt conversion agreement effective February 1, 2009. The loan bears interest at 15% and a conversion price of $.10 per share and is due on demand or converted at the option of the private investor. The loan proceeds will be used to purchase equipment for the roll out of the monitoring locations pursuant to the agreement with AHA and for other general working capital requirements

On February 1, 2009, we entered into a eleven (11) month Financial Consulting Agreement with a third party. We issued the third party 1,000,000 shares of our common stock for services rendered to us.

Item 6. Exhibits

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

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).

10.3	Surveillance Installment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).

10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).

10.5	Distribution Agreement with Autostar Technology Private Limited (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).

Exhibit	Description
Number

10.6	Warrant Purchase Agreement dated November 6, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2007).

10.7	Agreement with the American Humane Association (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- KSB filed on October 10, 2007).

(31)	Section 302 Certifications

31.1	Section 302 Certification (filed herewith).

(32)	Section 906 Certification

32.1	Section 906 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES, INC.
(Registrant)

Dated: February 23, 2009	/s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)