Form 10-Q
period 2009-03-31
HS3 TECHNOLOGIES INC.
filed 2009-04-30
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]

As of April 29, 2009, there were 41,995,802 shares of the registrant’s Common Stock issued and outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements including, but not limited to the following:

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

     Our business and results of operation are subject to risk and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to those risk factors set forth in this report in Part II Other Information under the heading “Item 1A. Risk Factors.”

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

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

     The interim unaudited condensed consolidated financial statements of HS3 Technologies, Inc. as of and for the three and nine month period ended March 31, 2009 are included herein beginning on the following page. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended June 30, 2008, together with our discussion and analysis of financial condition and results of operations, included in our Amended Annual Report on Form 10-K/A filed on February 13, 2009 with the Securities and Exchange Commission (File No. 001-32289). Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

     The unaudited condensed consolidated financial statements include the accounts of HS3 Technologies, Inc. and our wholly-owned subsidiary, ip-Colo , Inc.. All inter-company balances and transactions have been eliminated.

     We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

HS3 Technologies, Inc.
Condensed consolidated balance sheets

	March 31,	June 30,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$184,988	$130,318
Trade accounts receivable	55,069	215,499
Other receivables	56,427	-
Inventory	148,590	92,885
	445,074	438,702
Furniture, fixtures and equipment, net of accumulated
depreciation of $76,482 and $54,454 respectively	71,758	80,880
Other assets, net	17,500	24,500
	$534,332	$544,082

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$61,182	$215,890
Other accrued liabilities	416,087	290,926
Convertible notes payable	1,098,000	212,000
Long-term debt, current portion	127,761	113,237
	1,703,030	832,053

Long-term debt	144,293	242,010
Other long-term liabilities	28,000	28,000
Total Liabilities	1,875,323	1,102,063

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 2,500,000 shares
authorized, none issued or outstanding	-	-
Common Stock, $0.001 par value, 50,000,000 authorized,
issued and outstanding 41,995,802 and 39,945,802 shares
at March 31, 2009 and June 30, 2008, respectively	41,996	39,946
Additional paid-in capital	4,385,001	4,333,459
Accumulated deficit	(5,767,988)	(4,931,386)
	(1,340,991)	(557,981)
	$534,332	$544,082

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008

Revenue	$56,837	$37,087	$174,142	$1,246,988
Cost of goods sold	13,921	25,810	58,929	710,151
Gross profit	42,916	11,277	115,213	536,837

Operating Expenses:
Selling, general and administrative	272,851	406,983	835,252	1,577,020
Depreciation and amortization	10,120	5,139	29,029	21,351
Total operating expenses	282,971	412,122	864,281	1,598,371

Loss from operations	(240,055)	(400,845)	(749,068)	(1,061,534)

Other income (expense):
Interest expense, net	(44,798)	(27,772)	(87,534)	(39,180)
Total other income (expense)	(44,798)	(27,772)	(87,534)	(39,180)

Net loss	$(284,853)	$(428,617)	$(836,602)	$(1,100,714)

Net loss per share-basic and diluted	$(0.007)	$(0.013)	$(0.020)	$(0.034)

Weighted average number of common
shares outstanding	41,787,469	33,810,417	40,858,028	32,735,566

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

				Unamortized
				Cost		Total
			Additional	Stock/Warrants	Retained	Stockholders
	Common Stock		Paid-in	Issued for	Earnings	Equity
	Shares	Amount	Capital	Service	(Deficit)	(Deficit)
Balances as of June 30, 2007	31,470,802	$31,471	$3,658,713	$(281,920)	$(3,374,938)	$33,326
Shares issued for cash	5,300,000	5,300	524,700	-	-	530,000
Shares issued for services	3,175,000	3,175	204,875	165,920	-	373,970
Warrants issued for services	-	-	16,135	116,000	-	132,135
Purchase of warrants	-	-	(70,964)	-	-	(70,964)
Net loss	-	-	-	-	(1,556,448)	(1,556,448)
Balances as of June 30, 2008	39,945,802	$39,946	$4,333,459	$-	$(4,931,386)	$(557,981)
Shares issued for cash	-	-	-	-	-	-
Shares issued for services/	2,050,000	2,050	51,542	-	-	53,592
cancellation of debt
Net loss	-	-	-	-	(836,602)	(836,602)
Balances as of March 31, 2009	41,995,802	$41,996	$4,385,001	$-	$(5,767,988)	$(1,340,991)

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows

	Nine months ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(836,602)	$(1,100,714)

Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Depreciation and amortization	29,029	21,351
Accretion of interest	4,035	-
Warrants, stock, and options issued for service	53,592	437,375
Changes in operating assets and liabilities:
Accounts and other receivables	104,003	(327,597)
Inventory	(55,705)	(59,248)
Deposit on inventory	-	22,885
Accounts payable and accrued liabilities	(29,547)	408,114
Net cash (used) in operating activities	(731,195)	(597,834)

Cash flow from investing activities:
Additions to furniture, fixtures & equipment	(12,907)	(7,693)
Net cash (used in) investing activities	(12,907)	(7,693)

Cash flow from financing activities:
Sale of common stock	-	280,000
Acquisition of stock warrants	-	(70,964)
Convertible notes payable issued for cancellation	104,000	-
of accrued liabilities
Proceeds from convertible notes payable	782,000	46,000
Borrowings (repayments) long-term debt	(87,228)	386,865
Net cash flow provided by financing activities	798,772	641,901

Increase (decrease) in cash and cash equivalents	54,670	36,374
Cash and cash equivalents, beginning of period	130,318	984
Cash and cash equivalents, end of period	$184,988	$37,358

Supplemental cash flow information:
Interest paid	$36,341	$-
Income taxes paid	$-	$-

Non cash financing activities:
Stock issued for services	$53,592	$135,250

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

     Effective February 1, 2009, we signed a ten (10) year agreement with the 131-year-old American Humane Association (“AHA"). HS3 and AHA’s relationship is to create a Video Monitoring System (“VMS”) which has been indicated by AHA to become a standard part of the American Humane Certified (“AHC”) program, which is a voluntary fee-based program available to producers, processors and haulers of animals raised for food. The AHC program provides independent third-party verification that those businesses treat and care for their animals humanely. Pursuant to the AHA agreement, we will provide the installation, integration, and monitoring of production facilities and the transportation of animals to ensure the husbandry and transportation of the animals conforms to AHC certification standards. Pursuant to the agreement, we will be paid a recurring monthly monitoring and equipment license fee for all monitoring locations attached to the agreement.

(b) Basis of presentation and use of estimates

     The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2008, together with our discussion and analysis of financial condition and results of operations, included in our Amended Annual Report on Form 10-K/A filed on February 13, 2009 with Securities and Exchange Commission.

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

(e) Inventory

     Inventory consists of finished goods purchased from third-party manufacturers and component parts and is valued at the lower of average cost or market. Average cost is determined using the first-in, first-out method of accounting.

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

(j) Equity-Based Compensation

     Common stock, warrants, and options issued for services are accounted for based on the fair market value at the date the services are performed. If the awards are based on a vesting period the fair market value of the awards is determined as vesting is earned. If the services are to be performed over an extended period of time, the value is amortized over the life of the period that services are performed.

(k) Concentration of Credit Risk

     We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at March 31, 2009.

(l) Revenue Recognition

     We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

(m) Reclassifications

Certain amounts in the prior periods have been reclassified to conform to the current period’s presentation

2. GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon us obtaining additional working capital to develop our business operations. We intend to use borrowings and/or security sales to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

3. OTHER ACCRUED LIABILITIES

Other accrued liabilities are as follows:

	March 31,	June 30,
	2009	2008

Accrued board fees	$83,332	$45,832
Accrued rent, officer	7,184	62,154
Accrued salaries, officers	233,542	106,563
Accrued interest	74,917	38,075
Payroll liabilities	16,177	30,609
Sales tax payable	935	7,693
	$416,087	$290,926

     Board fees to the two independent board of directors are $25,000 annually and they have the option to receive cash or convert into common stock at $0.12 per share or the rate of the last conversion agreement.

     The Company leases office space from a company owned by an officer/director. Rent and operating expenses under this lease was $17,365 and $48,781 for the three and nine months ended March 31, 2009, respectively. On March 31, 2009, the Company issued a $104,000 convertible note payable to the officer/director for cancellation of the accrued rent.

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

From	Amount of Loans	Interest Rate	Conversion Price/Share
Officers and Directors:
Robert A Morrison	$300,000	12%;15%	$.10 & .12
Mark L. Lana	27,000	15%	$.12
Charles Ferris	10,000	15%	$.12
Mike Yinger	1,000	15%	$.12
	234,000
Private Investors	760,000	15%	$.10
	$1,098,000

     On December 18, 2008 and February 1, 2009, we entered into $760,000 of loans with two private investors pursuant to debt conversion agreements. The loans bear interest at 15% and a conversion price of $.10 per share and is due on demand or converted at the option of the private investors. The loan proceeds will be used primarily to purchase equipment for the roll out of the monitoring locations pursuant to the agreement with AHA and for other general working capital requirements.

     On March 31, 2009, we entered into a $104,000 loan with an officer pursuant to a debt conversion agreement for cancellation of accrued rent to such officer

5. LONG-TERM DEBT

     During fiscal year ended June 30, 2008 the Company, pursuant to a loan and security agreement, entered into two (2) $200,000 promissory notes. In addition, the Company issued to the lender a warrant for the purchase of one million (1,000,000) shares of common stock at a purchase price of $.12 per share with an expiration date of five (5) years after the commencement date of the first loan.

     The notes have an interest rate of 15.499% and mature in three (3) years from the commencement date, and are collateralized with the Company’s personal property as defined in the loan and security agreement. For the three and nine months ended March 31, 2009, we recorded $13,797 and $39,975, respectively as interest expense pursuant to the notes.

     Each note also has a final payment fee of $14,000 that is due on the earlier to occur of the maturity date or prepayment. These fees are being amortized over the life of the loans with the obligation reflected in other long-term liabilities. For the nine-months ended March 31, 2009, we expensed $7,000.

     The $400,000 proceeds were allocated to each instrument based on the fair market value of each based on the Black-Scholes pricing model. The assumptions used in valuing the warrants were: stock price $.13; exercise price $.12, life – 5 years; volatility 101.17%; dividend yield 0%; and the yield of a risk free investment 3.08% . We determined the fair value of the note and interest to be $400,000 and the fair market value of the warrants to be $16,814. We allocated the proceeds to each based on the respective percentages of total value. The value of the notes was $383,865 and the warrants $16,135. The discount on the notes will be accreted into interest expense based on the straight line method over the three (3) year life of the loans. For year ended June 30, 2008 and the nine months ended March 31, 2009 we recorded $2,690 and $4,035 respectively as additional interest expense. At March 31, 2009 we had $9,411 discount remaining to be amortized into interest. The value of the loans at March 31, 2009 was $281,465. The current portion of the debt was $127,761 after discount ($133,139 principal owed) and the long term portion of the debt was $144,293 after discount ($148,326 principal owed).

6. COMMON STOCK

      During fiscal year ended June 30, 2008 we: (a) sold 5,300,000 shares of our common stock for $.10 per share for total cash proceeds of $530,000; (b) issued 3,175,000 shares of our common stock for services rendered to us; (c) purchased and cancelled 5,000,000 of the outstanding warrants for $70,964 and (d) issued 1,000,000 warrants in conjunction with our long-term debt.

     On August 15, 2008 the Company entered into a six (6) month “Financial Communications Consulting Agreement” with Wall Street Resources, Inc. to provide written analytical coverage and consultation matters concerning corporate finance and investor communications. The Company agreed to issue the consultant a “Commencement Bonus” payable in the form of 800,000 shares of the Company’s 144 restricted Common Stock and $3,000 which has been accrued for. We valued the 800,000 shares based on the quoted trade price on August 15, 2008 ($0.015) and recorded $12,000 as advertising/promotion/IR expense. In addition, the Company will pay the consultant at a rate of $2,500 per month during the term of the agreement which is due on the 15th of each month with payments accruing until the Company raises in excess of $500,000 or becomes cash flow positive. As of March 31, 2009, $18,000 has been accrued and included in trade accounts payable pursuant to this agreement.

     On February 1, 2009, we entered into a eleven (11) month Financial Consulting Agreement with a third party. We issued the third party 1,000,000 shares of our common stock for services rendered to us. We valued the 1,000,000 shares based on the quoted trade price of February 1, 2009 ($.020) and recorded $20,000 as contract services expense.

     On March 1, 2009, we issued 250,000 shares of our common stock to a third party for cancellation of $21,592 of accounts payable due such third party. In addition, we entered into a six (6) month consulting agreement with this third party agreeing to pay the consultant at a rate of $9,000 per month to provide consultation maters concerning marketing and relationships with potential producers under the AHA agreement.

     Pursuant to the 2005 Stock Option Plan, the Board of Directors had granted 2,500,000 options under the plan. At March 31, 2009, 1,500,000 options (with an exercise price of $.1667) are outstanding which expire in March 2012. In addition, 1,250,000 and 1,000,000 share purchase warrants with an exercise price of $.12 per share expired on September 8, 2008 and December 4, 2008, respectively.

     On January 30, 2009, we entered into a common share purchase agreement wherein we were to acquire 2,821,391 of our common shares from a shareholder for $56,427 in which we advanced money. The agreement did not close as of March 31, 2009, and the parties have rescinded the transaction and we have recorded a receivable back for the money.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Polices and Estimates

     The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

     A summary of the significant accounting polices that we have adopted and followed in the preparation of our condensed consolidated financial statements is detailed in our consolidated financial statements for the year ended June 30, 2008, included in our Amended Annual Report on Form 10-K/A filed on February 13, 2009.

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

     During fiscal year ended June 30, 2009 thus far, we: (a) have issued 2,050,000 shares of our common stock for services rendered to us or cancellation of various trade payables and (b) entered into $782,000 of convertible notes payable with officers and private investors.

     Effective February 1, 2009, we signed a ten (10) year agreement with the AHA. HS3 and AHA’s relationship is to create a Video Monitoring System which has been indicated by AHA to become a standard part of the American Humane Certified program, which is a voluntary fee-based program available to producers, processors and haulers of animals raised for food. The AHC program provides independent third-party verification that those businesses treat and care for their animals humanely. Pursuant to the AHA agreement, we will provide the installation, integration, and monitoring of production facilities and the transportation of animals to ensure the husbandry and transportation of the animals conforms to AHC certification standards. Pursuant to the agreement, we will be paid a recurring monthly monitoring and equipment license fee for all monitoring locations attached to the agreement.

Current Business

     Currently we are primarily focused in the security industry. We have expanded our market strategies with a diverse new line of cutting edge products and services to meet the growing needs of the security industry by providing a single source portal to our customers with products and services in combinations that complete the security and monitoring matrix. To meet the ever changing needs of the industry, we have launched a combination of state-of-the art products and services that include digital video recording technology (DVR), biometric access control (door locks), personal biometric identification units, CCTV, video monitoring centers, cellular networks, wireless mesh network units and wireless internet-linked satellite surveillance systems. This combination of products encompasses a total line that we believe will meet many commercial and residential customer security needs. Our monitoring center in Denver, Colorado serves as a single point integrated security solutions portal, integrating our proprietary analytical software, network security, alarm monitoring and video products.

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

     We intend to focus our attention on our recently signed agreement with AHA which certifies the livestock animal production cycle from “birth-to-death”. There are two primary facilities that are critical in this process; the growing house and the slaughter house. We estimate that the number of large growing houses and slaughter houses suitable for our services and technology to be approximately 10,000 and 300 respectively.

     An additional market that we plan to explore with our products and services are (1) the food processing and safety stage of the business which would take the food from “slaughter/death to dinner table” that is critical for ensuring food safety for the consumers. Additionally this can obviate expensive beef and poultry recalls and theft, that cost beef and poultry companies millions of dollars each year.

Results of Operations

Three Months Ended March 31, 2009 and 2008

Revenue and Cost of goods sold.

     We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the three month period ended March 31, 2009 and 2008 are outlined in the table below:

	Three months ended
	March 31,
	2009	2008

VMS Revenue:
Equipment license/monitoring fees	$8,775	$202
Domain/business hosting fees	1,053	2,063
Other	10,000	-
	$19,828	$2,265

Other Revenue:
Equipment sales	$29,489	$14,030
IT Services	7,520	20,767
Other	0	25
	$37,009	$34,822

Revenue	$56,837	$37,087

Cost of goods sold	(13,921)	(25,810)
	$42,916	$11,277

     Our VMS revenues for the three month period ended March 31, 2009 increased as compared to the comparative period in 2008 as a result of the start of the roll out of the locations pursuant to the AHA agreement. For the three months ended March 31, 2009, the initial 13 beta monitoring locations were on revenue for the entire quarter.

     IT services revenues for the three month period ended March 31, 2009 decreased as compared to 2008 as our staff was focusing on the manufacture of VMS units for the roll-out of the AHA agreement as opposed to selling such services to the market

     Our gross profit percent on equipment sales was 53% for the three months ended March 31, 2009. The prior periods gross profit percent is not comparable due to prior period adjustments that occurred during the quarter.

Selling, general and administrative expenses.

     Our selling, general and administrative expenses for the three month period ended March 31, 2009 and 2008 are outlined in the table below:

	Three months ended
	March 31,

	2009	2008
Wages & employee benefits	$159,211	$211,340
Contract services	29,000	59,144
Computer network services	387	16,379
Accounting, audit and tax expenses	2,720	6,000
Rent	13,200	13,200
Legal	8,962	38,885
Board fees	12,500	12,500
Telephone	12,369	10,541
Travel, meals and entertainment	1,697	7,096
Research & development	414	5,954
Stock transfer/shareholder/proxy fees	(534)	2,910
Insurance	9,561	4,337
Computer server/other	456	4,767
Utilities	4,165	1,484
Advertising/promotion/IR	12,766	(2,414)
Other expenses	5,977	14,860
Bad debt expense	-	-
	$272,851	$406,983

     Selling, general and administrative expenses for the three month period ended March 31, 2009 decreased by 33% as compared to the comparative period in 2008 primarily as a result of our management making a concentrative effort to reduce such costs.

     Included for the three months ended March 31, 2009 is $20,000 of stock issued for services (under contract services), $7,500 due Wall Street Resources pursuant to our Financial Communications Consulting Agreement and approximately $4,200 for our website development program (both under advertising/promotion/IR).

Nine Months Ended March 31, 2009 and 2008

Revenue and Cost of goods sold:

     We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the nine month period ended March 31, 2009 and 2008 are outlined in the table below:

	Nine months ended
	March 31,
	2009	2008

VMS Revenue:
Equipment license/monitoring fees	$11,864	$806
Domain/business hosting fees	3,950	7,427
Other	10,000	-
	$25,814	$8,233

Other Revenue:
Equipment sales	$98,683	$1,035,228
IT Services	49,360	203,369
Other	285	158
	$148,328	$1,238,755

Revenue	$174,142	$1,246,988

Cost of goods sold	(58,929)	(710,151)
	$115,213	$536,837

     Our revenues for the nine month period ended March 31, 2009 decreased as compared to the comparative period in 2008 as a result of our Company temporarily suspending marketing efforts for our products and services in order to focus exclusively on the American Humane Association beta testing consummation, signing of the agreement and the intended roll-out and implementation.

     During the nine months ended March 31, 2008, we had approximately $725,000 of sales to Nickelodeon pursuant to an agreement that failed to develop into a monitoring arrangement for our Company.

     Our gross profit percent on equipment sales was 40% and 31% for the nine months ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expenses.

     Our selling, general and administrative expenses for the nine month period ended March 31, 2009 and 2008 are outlined in the table below:

	Nine months ended
	March 31,
	2009	2008
Wages & employee benefits	$450,131	$589,337
Contract services	97,426	300,294
Computer network services	26,925	81,379
Accounting, audit and tax expenses	30,345	37,055
Rent	39,600	34,000
Legal	7,281	79,837
Board fees	37,500	33,332
Telephone	23,613	27,470
Travel, meals and entertainment	14,163	18,580
Research and development	414	16,032
Stock transfer/shareholder/proxy fees	425	9,925
Insurance	14,738	12,826
Computer server/other	608	15,729
Utilities	9,181	5,653
Advertising/promotion/IR	46,090	501
Other expenses	27,196	315,070
Bad debt expenses	9,616	-
	$835,252	$1,577,020

     Selling, general and administrative expenses for the nine month period ended March 31, 2009 decreased by 47% as compared to the comparative period in 2008 primarily as a result of our management making a concentrative effort to reduce such costs.

     Contract services for the nine months ended March 31, 2009 decreased as compared to the comparative period in 2008 primarily as a result of the inclusion in 2008 of $135,250 of stock issued for services to the independent directors and two third parties and $85,234 to a former officer for services. Included in the nine months ended March 31, 2009 is $20,000 of stock issued for services.

     Advertising/promotion/IR expenses for the nine months ended March 31, 2009 increased as compared to the comparative period in 2008 primarily as a result of $30,000 (including stock issued for services, $12,000) to Wall Street Resources, pursuant to our Financial Communications Consulting Agreement and $7,300 for a web site development project.

     Other expenses for the nine months ended March 31, 2008 includes $282,000 of amortization cost of warrants issued late in 2006.

Liquidity and Capital Resources

     Our primary liquidity needs are to fund our working capital requirements and future capital expenditures. Our ability to continue as a going concern is dependent upon obtaining additional working capital to develop our business operations. We intend to use borrowings and security sales to mitigate the affects of our cash position; however, due to current conditions in the debt and equity markets, no assurance can be given that debt or equity financing, if and when required, will be available.

Working Capital

			Percentage
	March 31,	June 30,	Increase/
	2009	2008	Decrease

Current Assets	$445,074	$438,702	1%
Current Liabilities	1,703,030	832,053	105%
Working Capital (deficit)	$(1,257,956)	$(393,351)	220%

Cash Flows

	Nine months ended
	March 31,	March 31,
	2009	2008

Net cash (used in) operating activities	$(731,195)	$(597,834)
Net cash (used in) by investing activities	(12,907)	(7,693)
Net cash flow provided by (used in) financing activities	798,772	641,901
Increase (decrease) in cash and cash equivalents	$54,670	$36,374

     Our cash on hand at March 31, 2009 was approximately $185,000. We have made a concentrated effort over the prior twelve months to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $60,000 to $75,000 per month. Until the time period that the initial monitoring locations, pursuant to the AHA contract, are on revenue, we may need to raise additional working capital to fund our current business activities. We will plan to raise the additional capital needed to meet these immediate short-term needs primarily through borrowings from officers, directors or private investors.

     Over the long term we will require additional funds in order to acquire equipment, install and monitor additional monitoring locations pursuant to the AHA contract, as well as any other expansions into newer markets for us, will require additional financing. We anticipate relying on cash flows from operations and debt financing for such expansion. We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently in place for the purpose of proceeding with our plan of operations. We have initiated discussions with third parties to provide either equipment leasing financing or traditional debt financing through a revolving credit facility or term loans.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

     Our ability to continue as a going concern is dependent upon our obtaining additional working capital to develop business operations. We intend to use borrowings and security sales to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available.

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

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer, principal financial officer, and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of March 31, 2009, the end of the nine month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     Notwithstanding the foregoing, there can be no assurance that our Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in our Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

     There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     Although we anticipate that we will be able to start generating increased revenues during the next six to twelve months, we also expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflows unless and until our existing security products and services, and or any new security products that we may develop or acquire, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On February 1, 2009, we entered into a $500,000 loan with a private investor pursuant to a debt conversion agreement. The loan bears interest at 15% and a conversion price of $0.10 per share and is due on demand or converted at the option of the private investor. The loan was issued to a U.S. person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

     On February 1, 2009, we entered into an eleven (11) month Financial Consulting Agreement with a third party. We issued the third party 1,000,000 shares of our common stock for services rendered to us. The shares were issued to a U.S. person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

     On March 1, 2009 we issued 250,000 shares of our common stock to a third party for cancellation of $21,592 of accounts payable due such third party. The shares were issued to a U.S. person pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     On January 30, 2009, we entered into a common share purchase agreement wherein we were to acquire 2,821,391 of our common shares from a shareholder for $56,427 in which we advanced money. The agreement did not close as of March 31, 2009, and the parties have rescinded the transaction.

     Effective February 1, 2009, we signed a ten (10) year agreement with the AHA. HS3 and AHA’s relationship is to create a Video Monitoring System which has been indicated by AHA to become a standard part of the American Humane Certified program, which is a voluntary fee-based program available to producers, processors and haulers of animals raised for food. The AHC program provides independent third-party verification that those businesses treat and care for their animals humanely. Pursuant to the AHA agreement, we will provide the installation, integration, and monitoring of production facilities and the transportation of animals to ensure the husbandry and transportation of the animals conforms to AHC certification standards. Pursuant to the agreement, we will be paid a recurring monthly monitoring and equipment license fee for all monitoring locations attached to the agreement.

     In conjunction with the execution of the agreement with AHA, we entered into an additional $500,000 loan with a private investor pursuant to a debt conversion agreement effective February 1, 2009. The loan bears interest at 15% and a conversion price of $0.10 per share and is due on demand or converted at the option of the private investor. The loan proceeds will be used primarily to purchase equipment for the roll out of the monitoring locations pursuant to the agreement with AHA and for other general working capital requirements

     On February 1, 2009, we entered into an eleven (11) month Financial Consulting Agreement with a third party. Pursuant to the agreement, we issued the third party 1,000,000 shares of our common stock for services rendered to us.

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

HS3 TECHNOLOGIES, INC.
(Registrant)

Dated: April 29, 2009	/s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)