Form 10-K
period 2009-06-30
HS3 TECHNOLOGIES INC.
filed 2009-09-21
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Issuer's telephone number 303-455-2550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ]   No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ]   No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No[ x ]

State issuer's revenues for its most recent fiscal year $201,794

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

28,561,576 common shares @ $0.060 (1) =$1,713,695

(1) Average of bid and ask closing prices on September 11, 2009.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

41,995,802 common shares issued and outstanding as of September 11, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance including, but not limited to the following:

. certain statements, including possible or assumed future results of operations, in Management’s Discussion and Analysis of Financial Condition and Results of Operations;

. any statements contained herein regarding the prospects for our business or any of our services;

. any statements preceded by, followed by or that include the words “may,” “should”, “believes,” “expects,” “anticipates,” “intends,” “continues,” estimates,” “plans,” “targets” “predicts,” “attempts,” “is scheduled,” or similar expressions; and

. other statements obtained herein regarding matters that are not historical facts.

     Our business and results of operation are subject to risk and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to those risk factors set forth in this report under the heading Item 1A. Risk Factors.

     In this annual report, unless otherwise specified, all dollar amounts are expressed in United Sates dollars and all references to “common shares” refer to the common shares in our capital stock.

     As used in this annual report, the terms “we”, “us”, “our”, and “HS3,” means HS3 Technologies, Inc., unless the context clearly requires otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

     On September 6, 2006, we effected one (1) new for four (4) old reverse stock split of our authorized, issued and outstanding stock. As a result, our authorized capital decreased to 50,000,000 shares of common stock with a par value of $0.001 each and 2,500,000 preferred stock with a par value of $0.001 each.

     During fiscal year ended June 30, 2007 we: (a) sold 10,862,500 shares of our common stock for total cash proceeds of $919,000; (b) issued 1,760,000 shares of our common stock for services rendered to us; (c) issued 1,356,811 shares in conversion of notes; and (d) issued 7,250,000 warrants for services rendered to us.

     During fiscal year ended June 30, 2008 we: (a) sold 5,300,000 shares of our common stock for total cash proceeds of $530,000; (b) issued 3,175,000 shares of our common stock for services rendered to us; (c) purchased and cancelled 5,000,000 warrants for $70,964 and (d) issued 1,000,000 warrants in conjunction with our long-term debt.

     During fiscal year ended June 30, 2009 we: (a) have issued 2,050,000 shares of our common stock for services rendered to us or for cancellation of various trade payables and (b) entered into $857,000 of convertible notes payable with officers and private investors.

     Effective February 1, 2009, we signed a ten (10) year agreement with the 130 year old American Humane Association (AHA). HS3 and AHA’s relationship is to create a Video Monitoring System which has been indicated by AHA to become a standard part of the American Humane Certified™ program(AHC), which is a voluntary fee-based program available to producers, processors and haulers of animals raised for food. The AHC program provides independent third-party verification that those businesses treat and care for their animals humanely. Pursuant to the AHA agreement, we will provide the installation, integration, and monitoring of production facilities and the transportation of animals to ensure the husbandry and transportation of the animals conforms to AHC certification standards. Pursuant to the agreement, we will be paid a recurring monthly monitoring and equipment license fee for all monitoring locations attached to the agreement via executed statement of works.

Current Business

     Currently we are primarily focused in the security and animal welfare industry. We have expanded our market strategies with a diverse new line of cutting edge products and services to meet the growing needs of the security industry by providing a single source portal to our customers with products and services in combinations that complete the security and monitoring matrix. To meet the ever changing needs of the industry, we have launched a combination of state-of-the art products and services that include digital video recording technology (DVR), video monitoring centers, biometric access control, personal biometric identification units, cellular and wireless mesh network units and wireless internet-linked satellite surveillance systems. This combination of products encompasses a total line that we believe will meet many commercial and residential customer security needs. Our monitoring center in Denver, Colorado serves as a single point integrated security solutions portal, integrating our proprietary analytical software, network security, and video products.

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

     After successful beta testing of three (3) beta sites and thirteen (13) monitoring locations, we entered into a ten (10) year agreement with the AHA, pursuant to which we are to install and integrate video monitoring systems in production, transportation and slaughter facilities to reflect the animal species and sub groups that the American Human Certified™ certifies allowing AHA to have a system that can provide real-time analytical technology tools and increase observation frequency. We, in conjunction with AHA, will roll out our products and services for those producers and processors as part of the AHC program.

Corporate Strategy

     Our company integrates technology, services and people into solutions that enhance the level of security protection and surveillance services. Our company’s goal is to become a security portal, with cutting-edge technology applications and solutions specifically tailored to meet the security needs of government, commercial and residential customers.

     All of the products and services, including biometric access control, satellite remote monitoring, and DVRS are all security related. Unlike many of the security companies that focus exclusively on the hardware sales side of the business, our company’s value proposition is to use our proprietary products to generate recurring revenue for our company in the form of monitoring and equipment licensing fees. We view the installation of our hardware products as the entry vehicle into a long-term technological relationship with our customers. We continually enhance our existing products by periodically re-designing them to accommodate to the requirement of our customer needs.

     Research indicates that the video surveillance market is poised for explosive growth driven in part by step-up security measures according to government mandates for the monitoring of food safety and animal welfare in the coming years, a desire for heightened security, the need to replace existing and aging infrastructures as well as the transition from an analog based industry to a digital one will occur.

     We intend to focus our attention on our agreement with AHA which certifies the livestock production cycle from “birth-to-death”. There are two primary production facilities that are critical in this process; growing houses and slaughter houses. We estimate that the number of large growing houses and slaughter houses suitable for our services and technology to be approximately 10,000 and 300 respectively.

     Additional markets that we plan to explore with HS3 products and services are (i) agricultural producers that are concerned with covert animal welfare groups penetrating the security of their operations and (ii) the food processing ,transport, and safety monitoring of animal protein production of the business which takes food from “slaughter/death to dinner table”. That final process is critical for ensuring food safety for consumers. Additionally this can obviate expensive beef and poultry recalls or theft, that cost beef and poultry companies millions of dollars each year.

Principal Products and Services

We offer a diverse line of cutting-edge products, services, and customized integrated security solutions that can be applied to any commercial, agricultural, or residential package. We offer Digital Video Recording Technology, a self-contained remote video outpost-OPIE (Outside Portable Investigative Equipment), Video Monitoring, Cellular and Wireless Mesh Networks and Wireless Internet-Linked Satellite Surveillance Systems, Remote Video Monitoring and System Management Services. We have designed and built ammonia and temperature sensors, and other customer specific digital sensors that are utilized within the livestock industry for the monitoring of animal welfare.

     Digital Video Recording Technology

We provide in house manufactured DVRs that are designed to meet the specific requirements of our customers. HS3 manufactured DVR’s are durable, efficient, integrated solutions employing HS3’s logical and physical security specifications. Designed with intelligent capabilities and built by our staff insures frame rates and bandwidth demands meeting our monitoring center requirements for efficient transmission and visual reception quality. Typical customer requests are for 4-port DVR’s with the largest having been built to date including 16 ports.

OPIE (Outside Portable Investigative Equipment)

OPIE is a self-contained remote video outpost with real time surveillance solution consisting of a combination of cutting edge video transmission and storage technologies integrated into a completely mobile platform. OPIE integrates remote video monitoring, motion detection sensors, proprietary wireless Mesh networking, satellite and cellular connectivity into a self contained, self sufficient, mobile platform. The units' unique design allows for the addition of solar panels and deep cycle batteries, allowing OPIE to function independently of external AC power restrictions.

The units can be used for visually monitoring border security, utilities such as water storage areas, power transmission towers, oil and gas pipe lines, construction sites, disaster and first response sites. Our combination of applications and systems make these units truly unique as they work in remote or inaccessible locations where access to electric and internet networks.is limited or not available.

     Video Monitoring

We offer Video Monitoring and video verification services using our Integrated Security Portal located within our Denver Monitoring Center. We combine analytical software, network security, and video verification products to provide customers with total security solutions.

Our integrated operating systems provide real-time access through secured networks delivering monitoring information 24/7 via the internet to authorized personnel possessing the proper security clearance. Additional biometric technology can be added to ensure user identity interface.

     Cellular and Wireless Mesh Network Units and High Speed Satellite Internet

We have developed and deployed wireless mesh networking products that were created to meet our need for remote location video monitoring. When conducting video monitoring for remote locations such as oil fields or power plants, the challenge for camera location is the limited range due to cost restraints of laying cable. The wireless mesh network was created to enhance satellite Internet connection by increasing connectivity over a broader physical range.

We provide customers with completely integrated surveillance solutions using existing high-speed internet or satellite connectivity. We have access to and can supply satellite internet access to all locations in the continental United States. By replacing the need for copper or fiber-optic telephony equipment in the business or home, customers cost savings can be significant. We hope to bring service for the first time to areas and industries currently not able to access internet cost effectively.

Manufacturing

To maintain the highest standards and insure that HS3 DVR’s specifications meet the internal transmission requirements of our Denver monitoring center, we will continue manufacturing under the watchful eyes of our staff. Manufacturing of our DVR security products are completed in-house. We additionally plan to rely on camera manufacturers to produce high quality security products for sale to our customers.

Installation

The installation of our security products has been performed by our in-house team of installers. HS3 continues to focus on service and customer satisfaction, not just technology as the total solution we offer customers. We will rely on these installers to install our security products.

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

Regulation

The majority of this industry is in an unregulated format. With part of our product line related to satellite usage the satellite industry is highly regulated both in the United States and internationally. We are subject to the regulatory authority of the U.S. government, primarily through the FCC. The FCC is the government agency with primary authority in the United States to regulate and license commercial satellite systems, including those which we will be dependent upon. FCC rules require that satellite systems avoid interfering with other authorized users of radio spectrum, and that they comply with FCC rules governing U.S.-licensed satellite systems in general and Ka-band geostationary satellite systems in particular. The U.S. Congress has enacted the Communications Assistance for Law Enforcement Act of 1994, or CALEA, which requires that any equipment, facilities, and services deployed by telecommunications carriers meet certain electronic surveillance requirements identified in the statute. The statute specifically exempts providers of information services, such as internet service providers. We believe that the services we intend to offer will not be covered by CALEA. However, the convergence of technology continues to blur the line between exempt information services and covered telecommunications services. If we were held to be subject to the requirements of CALEA, we may have to deploy additional equipment in order to comply with the unforeseen statutory obligations, and we could be subject to monetary civil penalties for failure to comply with the statute or implementing regulations.

Research and Development

Our research and development efforts are focused on enhancing our products including: (i) periodic re-design of products and incorporation of new technologies to improve performance and manufacturability; (ii) design of new product lines for standard products and additional specialized applications; and (iii) expansion and the adaptation of existing products to accommodate the requirements of customer needs. Research and development efforts are conducted in-house, or by contracted consultants and with individuals who have unique exclusive relationships developed with some of our suppliers.

Intellectual Property

We own and operate the duly registered internet domain name: www.HS3Tech.com. The information contained in our website is not part of this current report. We hold as a trade secret the method and processing performed on video transmitted to our monitoring center and the analytics applied.

Patents and Proprietary Technology

We are in the process of obtaining a patent on OPIE (Outside Portable Investigative Equipment)

Marketing

We have engaged professional marketing firms to market our products nationally and worldwide.

Employees

As of June 30, 2009, we had six (6) full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

ITEM 1A. RISK FACTORS

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

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

We have not yet achieved sustainable positive cash flows. As such, we will depend to a large extent on outside capital over the near-term to fund our capital needs. Such outside capital may be obtained from additional debt, equity financing or factoring (selling) our contracted for revenue stream. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our operating costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

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

We will derive all of our revenues from the sale, licensing or leasing of our security products and services. Such security products and services are characterized and affected by rapid technological change, evolving industry standards and regulations and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new security products and services that meet customer demands. We expect new security products and services to be developed and introduced by other companies that compete with our security products and services. The proliferation of new and established companies offering similar security products and services may reduce demand for our particular security products and services. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or regulations or to new security products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new security products and services.

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

To continue to grow, we will need to recruit additional senior management personnel, including persons with financial and sales experience. In addition, we must hire, train and retain a significant number of other skilled personnel, including persons with experience in sales and marketing. We have encountered competition for these personnel. We may not be able to find or retain qualified personnel, which may have a material adverse impact on our business.

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

We may be dependent upon third party manufacturers to produce our security products. We could be adversely affected by an increase in our manufacturers’ services or a significant decline in our manufacturers’ financial condition. As a result, our business may fail and investors may lose their entire investment.

As a quality assurance and efficiency measure, we plan to manufacture our own security products and additionally contract some manufacturing to third parties. We could be adversely affected by an increase in our manufacturer’s prices of manufacturing services or a significant decline in our manufacturer’s financial condition. If the relationships with any one of our manufacturers is terminated and we are not successful in establishing a relationship with an alternative manufacturer who offers similar services at similar prices, our results of operations could be adversely affected, our business may fail and investors may lose their entire investment.

The limitation of any one of our manufactures available manufacturing capacity due to significant disruption in their manufacturing operation could have a material adverse effect on sales revenue and results of operations and financial condition.

We will be dependent upon third party manufacturers to produce some of our security products. If production at any one of our manufacturers manufacturing plant is disrupted for any number of reasons, manufacturing yields may be adversely affected and we may be unable to meet our customer’s requirements. Consequently, our customers may purchase security products from our competitors. This could result in a significant loss of revenues and damage to our customer relationships, which could materially adversely affect our business, results of operations or financial condition.

Unless we can establish significant sales of our current security products and services, our potential revenues may be significantly limited.

We expect that a substantial portion, if not all, of our future revenue will be derived from the licensing of our security products and services. We expect that these security products and services and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. The successful introduction and broad market acceptance of our security products - as well as the development, introduction and market acceptance of any future enhancements - are, therefore, critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings, or any new product offerings, applications or enhancements. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would significantly harm our business.

There is a high risk of business failure due to the fact that we have not commenced commercial operations with positive cash flow.

Although we are in the early stages of developing and implementing the commercialization of our security products and services, there is no assurance that we will be able to successfully develop sales of our security products and services. Thus we have no way of evaluating whether we will be able to operate the business successfully, and there is no assurance that we will be able to achieve profitable operations.

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

Our security products and services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

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

We cannot predict with certainty the potential consumer demand for our security products or services or the degree to which we will meet that demand. If demand for our security products or services do not develop as expected and achieve consumer market acceptance, we might not be able to generate enough revenue to become profitable or to sustain our operations. We plan to target the sale of our security products and services to four primary customer groups; residential, commercial, agricultural, and government. We have based our strategy to target these consumers on a number of assumptions, some or all of which could prove to be incorrect. Even if markets for our service develop, we could achieve a smaller share of these markets than we currently anticipate.

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

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation. On August 7, 2009, our board recommended increasing the total authorized shares to 200,000,000, which will be included at the annual meeting for shareholder vote.

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

In addition to the “penny stock” rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our independent auditors have noted in their report concerning our financial statements as of June 30, 2009 that we have incurred substantial losses since inception, which raises substantial doubt abut our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See our auditors’ report on our consolidated financial statements elsewhere in this Form 10-K

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

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

ITEM 2. DESCRIPTION OF PROPERTY

Principal Offices

Our principal offices are located at 1800 Boulder Street, Suite 600, Denver, Colorado 80211-6400. Our telephone number at our principal office is (303) 455-2550. The 4,400 square foot space is leased for $4,400 per month plus taxes and utilities from a company owned by a major stockholder and officer of the company, for a 2-year term that commenced on November 1, 2007. We believe that our principal office will be adequate for our needs for the next 2 years.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing, or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 4, 2009 an annual and special meeting of stockholders of HS3 Technologies Inc., a Nevada corporation, will be held at Suite 600, 1800 Boulder Street, Denver, Colorado USA 80211. The Meeting will be held for the following purposes:

Elect: Mark Lana – Chief Executive Officer, Treasurer, and Director Elect: Robert A. Morrison – President and Director Elect: Charles F. Ferris, Ph.D. – Chairman of the Board and Director

Elect: Michael Yinger – Secretary and Director

Stockholder ratification of the appointment of Weaver & Martin, LLC as our independent auditors

Increase to the number of shares of our common stock from 50,000,000 shares to 200,000,000 shares, par value $0.001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
June 30, 2009	$0.13	$0.01
March 31, 2009	$0.11	$0.01
December 31, 2008	$0.04	$0.01
September 30, 2008	$0.04	$0.01
June 30, 2008	$0.02	$0.01
March 31, 2008	$0.05	$0.02
December 31, 2007	$0.15	$0.03
September 30, 2007	$0.20	$0.06
June 30, 2007	$1.28	$0.32

On September 11, 2009, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.06.

As of September 11, 2009, there were 65 holders of record of our common stock. As of such date, 41,995,802 common shares were issued and outstanding.

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

On February 1, 2009, we entered into a $500,000 loan with William S. Dickey, Chief Operating Officer, pursuant to a debt conversion agreement. The loan bears interest at 15% and a conversion price of $0.10 per share and is due on demand or converted at the option of the lender. The loan was issued to a U.S. person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On February 1, 2009, we entered into an eleven (11) month Financial Consulting Agreement with William S. Dickey. We issued 1,000,000 shares of our common stock for such services rendered to us. The shares were issued to a U.S. person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

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

In February and March, 2008, we, pursuant to a loan and security agreement, entered into two (2) $200,000 promissory notes with Vencore Solutions, LLC. The loans are for 36 months with a fixed interest rate of 15.499% and a combined monthly payment of $13,964 (principal plus interest) payable on the 10th of each month. As of June 30, 2009 there is a balance of $242,010. The notes are secured with the company’s personal property as defined in the loan and security agreements. The company has issued Vencore Solutions, LLC a warrant for the purchase of 1,000,000 shares of common stock at a purchase price of $.12 per share with an expiration date of five (5) years after the commencement date of the first loan. The warrants were valued, using the Black-Scholes calculation method, at $16,814. Also, since these were issued in connection with a loan we booked $16,135 as a loan discount to the note balance to be amortized to interest expense over the life of the loan.

On February 28, 2008, we sold 250,000 shares of our stock for $25,000.

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

Stock Option Plan

On November 9, 2005, the company adopted the 2005 Stock Option Plan for its directors and employees, reserving a total of 2,500,000 shares of its common stock for issuance pursuant to grants to be made under the stock option plan. As of June 30, 2009, 1,500,000 options (with an exercise price of $.1667) are outstanding which expire in March 2012

The purpose of the 2005 Stock Option Plan is to retain the services of valued key employees and consultants of our company and such other persons as shall be selected in accordance with the 2005 Stock Option Plan, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of the shareholders of our company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants.

The exercise price of shares subject to any option must be at least 100% of the fair market value of the shares on the date of grant. The maximum term of any stock option is 5 years from the date the option is granted. The 2005 Stock Option Plan shall terminate on November 9, 2015.

The following table summarizes certain information regarding our equity compensation plan at September 11, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans not approved by security holders: Options Warrants	1,500,000 1,000,000	$ .1667 $ .1200	None
Total	2,500,000	$ .1480

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operations And Cash Requirements

Our operating expenses (selling, general and administrative expenses) consist mostly of wages and benefits, contract services and communication expenses. The amount incurred by our company for the years ended June 30, 2009 and 2008, respectively was approximately $1.1 million and 2.1 million.

Our cash on hand at June 30, 2009 was approximately $40,000. We have made a concentrated effort over the prior twelve months to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $60,000 to $75,000 per month. Until the time period that additional monitoring locations, pursuant to the AHA contract or other market//customers, are on revenue, we may need to raise additional working capital to fund our current business activities. We intend to raise the additional capital needed to meet these immediate short-term needs primarily through borrowings form officers, directors or private investors or factoring our revenue streams.

Over the long term we will require additional financing in order to acquire equipment, install and monitor additional locations pursuant to the AHA contract, as well as any other expansions into newer markets for us. We anticipate relying on cash flows from operations, equity and/or debt financing and factoring our revenue streams for such expansion. We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently in place for the purpose of proceeding with our plan of operations.

Results of Operations for the year ended June 30,2009 and 2008

Revenue and Cost of goods sold.

We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the year ended June 30, 2009 and 2008 are outlined in the table below:

	Year ended
	June 30,
	2009	2008

VMS Revenue:
Equipment license/monitoring fees	$21,488	$555
Domain/business hosting fees	4,546	9,443
Other	20,072	-
	$46,106	$9,998

	Year ended
	June 30,
	2009	2008

Other Revenue:
Equipment sales	$102,762	$1,013,402
IT Services	52,585	221,968
Other	341	159
	$155,688	$1,235,529

Revenue	$201,794	1,245,527

Cost of goods sold	(71,459)	(582,977)
	$130,335	$662,550

Other revenues for the year ended June 30, 2009 decreased as compared to the comparative period in 2008 as a result of our Company temporarily suspending marketing efforts for our products and services in order to focus exclusively on the AHA beta testing consummation, signing of the agreement and the intended roll-out and implementation. During the year ended June 30, 2008, we had approximately $784,000 of sales to Nickelodeon pursuant to an agreement that failed to develop into a monitoring arrangement for our Company. Our gross profit percent on equipment sales was 30% and 42% for the year ended June 30, 2009 and 2008, respectively.

VMS revenue is however growing as we have started rolling our locations in conjunction with the AHA contract

Selling, general and administrative expenses.

Our selling, general and administrative expenses for the year ended June 30, 2009 and 2008 are outlined in the table below:

	Year ended
	June 30,

	2009	2008
Wages & employee benefits	$607,405	$795,447
Contract services	141,926	359,420
Computer network services	27,312	113,328
Accounting, audit and tax expenses	33,595	42,481
Rent	52,800	51,200
Legal	13,611	74,723
Board fees	50,000	45,832
Telephone	46,125	42,166
Travel, meals and entertainment	19,055	23,188
Research and development	1,233	22,385
Stock transfer/shareholder/proxy fees	1,902	18,580
Insurance	22,294	16,483
Computer server/other	1,155	12,565
Utilities	13,302	8,899
Advertising/promotion/IR	59,272	1,080
Other expenses	18,957	359,893
Bad debt expenses	17,151	154,406
	$1,127,095	$2,142,076

Selling, general and administrative expenses for the year ended June 30, 2009 decreased by 48% as compared to the comparative period in 2008 primarily as a result of our management making a concentrative effort to reduce such costs.

Contract services for the year ended June 30, 2009 decreased as compared to the comparative period in 2008 primarily as a result of the inclusion in 2008 of $163,250 of stock issued for services to the independent directors and two third parties and $85,234 to a former officer for services. Included in the year ended June 30, 2009 is $20,000 of stock issued for services, $86,000 for marketing consulting fees and $17,500 for investment banking fees.

Advertising/promotion/IR expenses for the year end June 30, 2009 increased as compared to the comparative period in 2008 primarily as a result of $32,500 (including stock issued for services, $12,000) to Wall Street Resources, pursuant to our Financial Communications Consulting Agreement and $11,100 for a web site development project. Other expenses for the year ended June 30, 2008 includes $282,000 of amortization cost of warrants issued late in 2006.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, shareholder loans, advances from related parties and borrowings. Our primary liquidity needs are to fund our working capital requirements and future equipment purchases. Our ability to continue as a going concern is dependent upon obtaining additional working capital to develop our business operations.

	June 30,		June 30,
	2009		2008

Current Assets	$438,702		$260,427
Current Liabilities (a)	832,053		1,895,871
Working Capital (deficit)	$(393,351)	$	((1,635,444)

Long-term debt	$242,010		$109,024
Stockholder’s Equity(deficit)	$(557,981)		$(1,680,808)

Current Liabilities (a)
Trade accounts payable	$215,890		$75,323
Other accrued liabilities	290,926		514,562
Convertible notes payable	212,000		1,173,000
Long-term debt, current portion	113,237		132,986
	$832,053		$1,895,871

Our primary liquidity needs are to fund our working capital requirements and future capital expenditures. Our ability to continue as a going concern is dependent upon obtaining additional working capital to develop our business operations. We intend to use borrowings, security sales and/or factoring our revenue streams to mitigate the affects of our cash position; however, due to current conditions in the debt and equity markets, no assurance can be given that debt or equity financing, if and when required, will be available.

Working Capital

			Percentage
	June 30,	June 30,	Increase/
	2009	2008	(Decrease)

Current Assets	$260,427	$438,702	(40.6%	)
Current Liabilities	1,895,871	832,053	127.9%
Working Capital (deficit)	$(1,635,444)	$(393,351)	315.8%

Cash Flows
	Year ended June 30,
	2009	2008	2007

Net cash (used in) operating activities	$(908,298)	$(767,802)	$(891,310)
Net cash (used in) by investing activities	(25,809)	(6,593)	(40,322)
Net cash flow provided by (used in)	842,381	903,729	919,000
financing activities
Increase (decrease) in cash and cash	$(91,726)	$129,334	$(12,632)
equivalents

Our cash on hand at June 30, 2009 was approximately $40,000. We have made a concentrated effort over the prior twelve months to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $60,000 to $75,000 per month. Until the time period that additional monitoring locations, pursuant to the AHA contract, or other markets/customers are on revenue, we may need to raise additional working capital to fund our current business activities. We intend to raise the additional capital needed to meet these immediate short-term needs primarily through borrowings from officers, directors or private investors or factoring our revenue streams..

Over the long term we will require additional financing in order to acquire equipment, install and monitor additional monitoring locations pursuant to the AHA contract, as well as any other expansions into newer markets for us. We anticipate relying on cash flows from operations, equity and/or debt financing and/or factoring our revenue streams for such expansion. We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently in place for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have incurred losses since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to use borrowings, security sales and/or revenue factoring to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. Any issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing to support our working capital requirements. To the extent that funds generated from operations and any equity and/or debt financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials

We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants, stock and options and the valuation allowance for our deferred income tax benefit.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of June 30, 2009 and 2008

Consolidated Statements of Operations for the years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

HS3 Technologies, Inc.
Condensed consolidated balance sheets

	June 30,	June 30,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$38,592	$130,318
Trade accounts receivable	18,396	215,499
Other receivables	56,427	-
Inventory	147,012	92,885
	260,427	438,702
Furniture, fixtures and equipment, net of accumulated
depreciation of $84,650 and $54,454 respectively	76,493	80,880
Other assets, net	15,167	24,500
	$352,087	$544,082

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$75,323	$215,890
Other accrued liabilities	514,562	290,926
Convertible notes payable	1,173,000	212,000
Long-term debt, current portion	132,986	113,237
	1,895,871	832,053

Long-term debt	109,024	242,010
Other long-term liabilities	28,000	28,000
Total Liabilities	2,032,895	1,102,063

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 2,500,000 shares
authorized, none issued or outstanding	-	-
Common Stock, $0.001 par value, 50,000,000 authorized,
issued and outstanding 41,995,802 and 39,945,802 shares
at June 30, 2009 and 2008, respectively	41,996	39,946
Additional paid-in capital	4,385,001	4,333,459
Accumulated deficit	(6,107,805)	(4,931,386)
	(1,680,808)	(557,981)
	$352,087	$544,082

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations

	Year ended June 30,
	2009		2008	2007

Revenue	$201,794		$1,245,527	$203,106
Cost of goods sold	71,459		582,977	105,406
Gross profit	130,335		662,550	97,700

Operating Expenses:
Selling, general and administrative	1,127,095		2,142,076	2,990,868
Depreciation and amortization	39,531		28,440	19,539
Total operating expenses	1,166,626		2,170,516	3,010,407

Loss from operations	(1,036,291)		(1,507,966)	(2,912,707)

Other income (expense):
Interest expense, net	(140,128)		(48,482)	(11,620)
Total other income (expense)	(140,128)		(48,482)	(11,620)

Net loss	$(1,176,419)	$	(1,556,448)	$(2,924,327)

Net loss per share-basic and diluted	$(0.028)		$(0.046)	$(0.134)

Weighted average number of common
shares outstanding	41,141,692		33,820,893	21,783,375

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

				Unamortized
				Cost		Total
			Additional	Stock/Warrants	Retained	Stockholders
	Common Stock		Paid-in	Issued for	Earnings	Equity
	Shares	Amount	Capital	Service	(Deficit)	(Deficit)

Balances as of June 30, 2006	17,491,491	$17,492	$(17,492)	$-	$(450,611)	$(450,611)
Issuance of shares in conversion of debenture	125,000	125	499,875	-	-	500,000
Issuance of shares in conversion of notes	1,231,811	1,232	121,949	-	-	123,181
Shares issued for cash	10,862,500	10,862	908,139	-	-	919.000
Shares issued for services	1,760,000	1,760	623,040	(165,920)	-	458,880
Warrants issued for services	--	-	982,448	(116,000)	-	866,448
Options issued to employees	-	-	(540,755	-	-	540,755
Net loss	-	-	-	-	(2,924,327)	(2,924,327)
Balances as of June 30, 2007	31,470,802	$31,471	$3,658,713	$(281,920)	$(3,374,938)	$33,326
Shares issued for cash	5,300,000	5,300	524,700	-	-	530,000
Shares issued for services	3,175,000	3,175	204,875	165,920	-	373,970
Warrants issued for services	-	-	16,135	116,000	-	132,135
Purchase of warrants	-	-	(70,964)	-	-	(70,964)
Net loss	-	-	-	-	(1,556,448)	(1,556,448)
Balances as of June 30, 2008	39,945,802	$39,946	$4,333,459	$-	$(4,931,386)	$(557,981)
Shares issued for cash	-	-	-	-	-	-
Shares issued for services/	2,050,000	2,050	51,542	-	-	53,592
cancellation of debt
Net loss	-	-	-	-	(1,176,419)	(1,176,419)
Balances as of June 30, 2009	41,995,802	$41,996	$4,385,001	$-	$(6,107,805)	$(1,680,808)

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows

	Year ended June 30,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(1,176,419)	$(1,556,448)	(2,924,327)

Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Depreciation and amortization	39,531	31,538	19,539
Accretion of interest	5,380	2,689	-
Warrants, stock, and options issued for service	53,592	489,970	1,866,083
Stock issued for conversion of note payable	-	-	159,182
(Gain) loss on sale of fixed assets	-	-	(1,213)
Changes in operating assets and liabilities:
Accounts and other receivables	140,676	(122,597)	(82,957)
Inventory	(54,127)	5,129	14,979
Deposit on inventory	-	22,885	(14,535)
Accounts payable and accrued liabilities	83,069	359,032	71,939
Net cash (used) in operating activities	(908,298)	(767,802)	(891,310)

Cash flow from investing activities:
Proceeds from sale of fixed assets	-	-	5,200
Additions to furniture, fixtures & equipment	(25,809)	(6,593)	(45,522)
Net cash (used in) investing activities	(25,809)	(6,593)	(40,322)

Cash flow from financing activities:
Sale of common stock	-	530,000	919,000
Proceeds from sale of warrants	-	16,135	-
Acquisition of stock warrants	-	(70,964)	-
Convertible notes payable issued for cancellation	104,000	-	-
of accrued liabilities
Proceeds from convertible notes payable	857,000	76,000	-
Borrowings (repayments) long-term debt	(118,619)	352,558	-
Net cash flow provided by financing activities	842,381	903,729	919,000

Increase (decrease) in cash and cash equivalents	(91,726)	129,334	(12,632)
Cash and cash equivalents, beginning of period	130,318	984	13,616
Cash and cash equivalents, end of period	$38,592	$130,318	984

Supplemental cash flow information:
Interest paid	$44,108	$26,135	-
Income taxes paid	$-	$-	-

Non cash financing activities:
Stock issued for services	$53,592	$208,050	-

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

     We offer a diverse line of cutting edge products, services and customized integrated security solutions to meet the growing needs of the security industry. To meet the ever changing needs of the industry, we have launched a combination of state-of-the art products and services that include digital video recording technology (DVR), personal biometric identification units, video monitoring, cellular and wireless mesh networks and wireless internet-linked satellite surveillance systems. This combination of products encompasses a total line that we believe will meet many commercial, agricultural, governmental, and residential customer security needs.

     Effective February 1, 2009, we signed a ten (10) year agreement with the 131-year-old American Humane Association (“AHA"). HS3 and AHA’s relationship is to create a Video Monitoring System (“VMS”) which has been indicated by AHA to become a standard part of the American Humane Certified (“AHC”) program, which is a voluntary fee-based program available to producers, processors and haulers of animals raised for food. The AHC program provides independent third-party verification that those businesses treat and care for their animals humanely. Pursuant to the AHA agreement, we will provide the installation, integration, and monitoring of production facilities and the transportation of animals to ensure the husbandry and transportation of the animals conforms to AHC certification standards. Pursuant to the agreement, we will be paid a recurring monthly monitoring and equipment license fee for all monitoring locations attached to the agreement through executed statement of works.

(b) Basis of presentation and use of estimates

     The accompanying condensed consolidated financial statements in this annual report on Form 10-K have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the periods presented. Our accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of HS3 and its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

(k) Concentration of Credit Risk

     We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to write off or record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will write off receivables when we believe an amount is not collectible. We do not have any reserves for bad debt at June 30, 2009.

(l) Revenue Recognition

     We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

(m) Reclassifications

Certain amounts in the prior periods have been reclassified to conform to the current period’s presentation.

2. GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon us obtaining additional working capital to develop our business operations. We intend to use borrowings, stock sales and/or revenue factoring to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3. OTHER ACCRUED LIABILITIES

Other accrued liabilities are as follows:

	June 30,	June 30,
	2009	2008

Accrued board fees	$95,832	$45,832
Accrued rent, officer	-	62,154
Accrued salaries, officers	293,542	106,563
Accrued interest	115,662	38,075
Payroll liabilities	9,372	30,609
Sales tax payable	154	7,693
	$514,562	$290,926

     Board fees to the two independent board of directors are $25,000 annually which is being deferred until the Company has the ability to pay at which time the board members have the option to receive cash or convert into common stock at the rate of $0.12 or the rate of the last conversion agreement.

     The Company leases office space from a company owned by an officer/director. On March 31, 2009, the Company issued a $104,000 convertible note payable to the officer/director for cancellation of the accrued rent.

Accrued interest represents interest on the convertible notes payable.

4. CONVERTIBLE NOTES PAYABLE

     The Company has been provided with the following unsecured loans (bearing interest from 12% to 15% and convertible between $0.10 to $0.12) from officers, directors or private investors pursuant to debt conversion agreements. All principle and interest are due on demand or are converted at the discretion of the provider of the loan.

	June 30	June 30
	2009	2008

Officers and/or
Directors:
William S. Dickey	$725,000	$-
Robert A. Morrison	300,000	174,000
Mark L. Lana	27,000	27,000
Charles Ferris	10,000	10,000
Mike Yinger	1,000	1,000
	$1,063,000	$212.000
Private Investors	110,000	. - .
	$1,173,000	$212,000

     During the year ended June 30, 2009, we entered into loans for a total of $857,000 pursuant to debt conversion agreements. On March 31, 2009, we entered into a $104,000 loan with Rob Morrison pursuant to a debt conversion agreement for cancellation of accrued rent to such officer.

5. LONG-TERM DEBT

     In February and March 2008 the Company, pursuant to a loan and security agreement, entered into two (2) $200,000 promissory notes. In addition, the Company issued to the lender a warrant for the purchase of one million (1,000,000) shares of common stock at a purchase price of $.12 per share with an expiration date of five (5) years after the commencement date of the first loan.

     The notes have an interest rate of 15.499% and mature in three (3) years from the commencement date, and are collateralized with the Company’s personal property as defined in the loan and security agreement. For the year ended June 30, 2009, we recorded $50,479 as interest expense pursuant to the notes.

     Each note also has a final payment fee of $14,000 that is due on the earlier to occur of the maturity date or prepayment. These fees are being amortized over the life of the loans with the obligation reflected in other long-term liabilities. For the year ended June 30, 2009, we expensed $9,334.

     The $400,000 proceeds were allocated to each instrument based on the fair market value of each based on the Black-Scholes pricing model. The assumptions used in valuing the warrants were: stock price $.13; exercise price $.12, life – 5 years; volatility 101.17%; dividend yield 0%; and the yield of a risk free investment 3.08% . We determined the fair value of the note and interest to be $400,000 and the fair market value of the warrants to be $16,814. We allocated the proceeds to each based on the respective percentages of total value. The value of the notes was $383,865 and the warrants $16,135. The discount on the notes will be accreted into interest expense based on the straight line method over the three (3) year life of the loans. For year ended June 30, 2009 and 2008 we recorded $5,380 and $2,689 respectively as additional interest expense. At June 30, 2009 we had $8,067 discount remaining to be amortized into interest. The value of the loans at June 30, 2009 was $250,077. The current portion of the debt was $132,986 after discount ($138,364 principal owed) and the long term portion of the debt was $109,024 after discount ($111,713 principal owed).

6. COMMON STOCK

      During fiscal year ended June 30, 2008 we: (a) sold 5,300,000 shares of our common stock for $.10 per share for total cash proceeds of $530,000; (b) issued 3,175,000 shares of our common stock for services rendered to us; (c) purchased and cancelled 5,000,000 of the outstanding warrants for $70,964 and (d) issued 1,000,000 warrants in conjunction with our long-term debt.

     On August 15, 2008 the Company entered into a six (6) month “Financial Communications Consulting Agreement” with Wall Street Resources, Inc. to provide written analytical coverage and consultation matters concerning corporate finance and investor communications. The Company agreed to issue the consultant a “Commencement Bonus” payable in the form of 800,000 shares of the Company’s 144 restricted Common Stock and $3,000 which has been accrued for. We valued the 800,000 shares based on the quoted trade price on August 15, 2008 ($0.015) and recorded $12,000 as advertising/promotion/IR expense. In addition, the Company will pay the consultant at a rate of $2,500 per month during the term of the agreement which is due on the 15th of each month with payments accruing until the Company raises in excess of $500,000 or becomes cash flow positive. At June 30, 2009, $20,500 has been accrued and included in trade accounts payable pursuant to this agreement.

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

     Pursuant to the 2005 Stock Option Plan, the Board of Directors had granted 2,500,000 options under the plan. At June 30, 2009, 1,500,000 options (with an exercise price of $.1667) are outstanding which expire in March 2012. In addition, 1,250,000 and 1,000,000 share purchase warrants with an exercise price of $.12 per share expired on September 8, 2008 and December 4, 2008, respectively.

     On January 30, 2009, we entered into a common share purchase agreement wherein we were to acquire 2,821,391 of our common shares from a shareholder for $56,427 in which we advanced money. The agreement did not close and the parties have rescinded the transaction and we have recorded a receivable back for the money, which is currently outstanding and subject to litigation.

7. WARRANTS AND OPTIONS

The following schedule reflects outstanding warrants and stock options as of June 30, 2009:

		Date
	Shares	Issued	Strike Price	Expiration Date

Stock Options	1,500,000	March 2007	$.1667	March 2012
Warrants	1,000,000	February 2008	$.120	February 2013

8. COMMITMENTS AND CONTINGENCIES

     Operating leases. We lease property and equipment under non-cancelable operating leases that extend through July 31, 2010. At June 30, 2009, future minimum lease payments under these non-cancelable operating leases are as follows:

Year Ending	Property and
June 30:	Equipment

2010	$19,019
2011	118
2012	-
2013	-
2014	-
Thereafter	-
$19,137

9. SUBSEQUENT EVENTS

     In July 2009, we executed eight (8) statement of works pursuant to the Master Licensing and Monitoring Agreement with AHA dated February 1, 2009. These eight statement of works adds 22 monitoring locations to the already 13 beta locations we had on revenue. We are currently working on additional statement of works with AHA that would add approximately 60 additional locations. . Subsequent to year ended June 30, 2009, William S. Dickey loaned us on August 1, 2009 and September 7, 2009 another $100,000 pursuant to similar debt conversion agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of June 30, 2009 that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Operations Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2009.

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

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing audit committee members in the future. Management, including our Chief Executive Officer and Chief Operating Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As of September 11, 2009, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Mark Lana	Chief Executive Officer, Treasurer, and Director	55	November 9, 2005
Robert A. Morrison	President and Director	44	June 18, 2007
William S. Dickey	Chief Operations Officer	51	February 17, 2009
Charles F. Ferris	Chairman of the Board and Director	62	August 14, 2007
Michael Yinger	Secretary and Director	52	August 14, 2007

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Mark Lana, Chief Executive Officer, Treasurer, and Director

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

Robert A. Morrison, President and Director

Mr. Morrison was appointed as President and Director on June 18, 2007. He resigned as President March 4, 2008 and was appointed Chief of corporate and business development. He assumed the function of Chief Operations Officer effective July 1, 2008, resigned from this post & reassumed President on February 1, 2009.

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

William S. Dickey, Chief Operations Officer

Bill Dickey was elected to act as Chief Operations Officer February 17, 2008.

Mr. Dickey was Executive Vice President, COO and Director of the general partner at TransMontaigne Partners L.P. (2005-2008) and Executive Vice President and COO of TransMontaigne Inc (2000-2008). He has also served as Vice President of TEPPCO Partners, L.P. and Vice President and CFO for Associated Natural Gas, Inc and it’s successor, Duke Energy Field Services. Bill attended New Mexico State University where he earned a Bachelor of Science in Accounting.

Charles F. Ferris, Chairman of the Board and Director

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

Michael Yinger, Secretary and Director

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

Compensation Committee

We do not have a compensation committee.

Significant Employees

Our significant employees, their ages and positions held are as follows:

Name	Position Held with our Company	Age
Scott Annis	Chief Technology Officer	40

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

Our Code of Ethics and Business Conduct was filed with the Securities and Exchange Commission as Exhibit 16.1 to our annual report on Form 10-KSB for the year ended June 30, 2007. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: HS3 Technologies Inc., Suite 600, 1800 Boulder Street, Denver, CO 80211-6400.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2009, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

  our principal executive officer; and

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2009 who had total compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Mark Lana(1) Chief Executive Officer, Treasurer	2009	$125,000	0	0	0	0	0	0l	$125,000
	2008	$125,000	Nil	$14,400	$43,260	Nil	Nil	Nil	$139,400
	2007	$125,000	Nil	Nil	Nil	Nil	Nil	Nil	$168,260
Robert A. Morrison(2) President	2009	$115,000	0	0	0	0	Nil	Nil	$115,000
	2008	$115,000	Nil	Nil	$33,3401	N/A	N/A	N/A	$148,340
	2007	$115,000	Nil	N/A	$151,411	N/A	N/A	N/A	$266,411

(1)

Mr. Lana was appointed President and Chief Executive Officer on November 9, 2005 and resigned as President on June 18, 2007. He assumed the duties of President on July 1, 2008 and subsequently resigned this role on February 17, 2009.

(2)

Mr. Morrison was appointed President on June 18, 2007. He resigned as President March 4, 2008 and was appointed Chief of corporate and business development. He assumed the function of Chief Operations Officer effective July 1, 2008 and resigned this role on February 17, 2009 and reassumed the role of President.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30 2009.

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

Compensation of Directors

On August 15, 2007 we agreed to issue 720,000 shares of our common stock to Mr. Ferris and Mr. Yinger, Directors of our company, for services that they rendered up to that date. The value of the services was $86,400 based on the trading price of our stock on the day the shares were approved and this was included as professional fee expense. Subsequent to August 15, 2007, we agreed to compensate our independent directors at $25,000 annually which may be deferred until we have the ability to pay, at which time the board members have the option to receive cash or convert to common equity. At June 30, 2009 we have accrued $95,832 for board fees unpaid and an offsetting professional fee expense. On June 4, 2008 we agreed to issue 600,000 shares of our common stock to Mr. Ferris and Mr. Yinger for additional services rendered. The value of the services was $24,000 based on the trading price of our stock on the day the shares were approved and this was included as professional fee expense.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 11, 2009, there were 41,995,802 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of September 11, 2009 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Mark Lana 1800 Boulder Street, Suite 600 Denver, CO 80211	2,937,113(2)	6.99%
Robert A. Morrison 1800 Boulder Street, Suite 600 Denver, CO 80211	4,277,113(3)	10.18%
Chuck Ferris 11612 E. 2nd Ave Aurora, CO 80010	660,000	1.57%
Michael Yinger 10940 S. Parker Road, Suite 151 Parker, CO 80134	660,000	1.57%
William S. Dickey 6130 S. Elm Court Centennial, CO 80121	1,000,000	2.38%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
DQ Investment Group (4) 6130 S. Elm Ct. Centennial, CO 80121	5,000,000	11.91%
Directors and Executive Officers as a group (5 people)	14,534,226	34.60%

(1)

Based on 41,995,802 shares of common stock issued and outstanding as of September 11, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Includes 200,000 stock options currently exercisable or exercisable within 60 days

(3)	Includes 900,000 stock options currently exercisable or exercisable within 60 days.

(4)	Family partnership in which William S. Dickey is a general partner with voting control.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

We currently act with four (4) directors, consisting of Mark Lana, Robert A. Morrison, Charles F. Ferris and Michael Yinger. We have determined that Charles F. Ferris and Michael Yinger qualify as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the company for professional services rendered by the company's independent registered public accounting firm, for the years ended June 30, 2009, 2008 and 2007:

Services		2009		2008		2007
Audit fees		$34,000		$35,000		$20,000
Tax fees	$	Nil	$	Nil	$	Nil
All other fees	$	Nil	$	Nil	$	Nil

Total fees		$34,000		$35,000		$20,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided in connection with statutory and regulatory filings or engagements.

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

Our board of directors has considered the nature and amount of fees billed by Weaver and Martin LLC and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Weaver and Martin LLC’s independence.

ITEMS 15. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan of HS3 Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).
(10)	Material Contracts
10.1	Share Purchase Agreement dated March 5, 2005 among Zeno Inc., Linda Smith, Acropolis Investment Holdings, LLC and Gregory S. Yanke Law Corporation (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).
10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).
10.3	Surveillance Instalment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).
10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).
10.5	Distribution Agreement with Autostar Technology Private Limited. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).
10.6	Warrant Purchase Agreement dated November 6, 2007 (incorporated by reference from our Current Report on Form 8-K on November 20, 2007)
10.7	Agreement with the American Humane Association (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- KSB filed on October 10, 2007)
(16)	Letter on Change in Certifying Accountant
16.1	Letter from Gordon Hughes & Banks, LLP regarding change in certifying accountant (incorporated by reference from our Form 8-K filed on July 30, 2007).
(31)	Section 302 Certifications
31.1*	Section 302 Certification (Robert A. Morrison).
31.2*	Section 302 Certification (Mark Lana).
(32)	Section 906 Certification
32.1*	Section 906 Certification (Robert A. Morrison).
32.2*	Section 906 Certification (Mark Lana).

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES INC.

By: /s/ Robert A. Morrison
Robert A. Morrison
President and Director
Principal Executive Officer
Date: September 18, 2009

By: /s/ Mark Lana
Mark Lana
Chief Executive Officer, Treasurer, and Director
Principal Accounting Officer and Principal Financial Officer
Date: September 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert A. Morrison
Robert A. Morrison
President and Director
Principal Executive Officer
Date: September 18, 2009

By: /s/ Mark Lana
Mark Lana
Chief Executive Officer, Treasurer, and Director
Principal Accounting Officer and Principal Financial Officer
Date: September 18, 2009

By: /s/ Charles F. Ferris
Charles F. Ferris
Chairman of the Board and Director
Date: September 18, 2009

By: /s/ Michael Yinger
Michael Yinger
Secretary and Director
Date: September 18, 2009