Form 10-Q
period 2009-09-30
HS3 TECHNOLOGIES INC.
filed 2009-11-16
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

(303) 455-2550
(Telephone number, including area code)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

[           ] YES [           ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[           ] YES [           ] NO

As of November 16, 2009, there were 46,495,802 shares of the registrant’s Common Stock issued and outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

		Page
		No.
Item 1.	Unaudited Condensed Consolidated Financial Statements	4
	Condensed consolidated balance sheets as of September 30, 2009 and June 30, 2009	5
	Condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008	6
	Condensed consolidated statements of stockholders equity (deficit) for the years ended June 30, 2008 and 2009 and three months ended September 30, 2009	7
	Condensed consolidated statements of cash flows for the three months ended September 30, 2009 and 2008	8
	Notes to condensed consolidated financial statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report contains forward-looking statements including, but not limited to the following:

.	certain statements, including possible or assumed future results of operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

.	any statements contained herein regarding the prospects for our business or any of our services;

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

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

     The interim unaudited condensed consolidated financial statements of HS3 Technologies, Inc. as of and for the three month period ended September 30, 2009 are included herein beginning on the following page. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended June 30, 2009, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 21, 2009 with the Securities and Exchange Commission (File No. 001-32289). Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

     The unaudited condensed consolidated financial statements include the accounts of HS3 Technologies, Inc. and our wholly-owned subsidiary, ip-Colo, Inc. All inter-company balances and transactions have been eliminated.

     We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

HS3 Technologies, Inc.
Condensed consolidated balance sheets

	September 30,	June 30,
	2009	2009
ASSETS

Current Assets:
Cash and cash equivalents	$3,574	$38,592
Trade accounts receivable	19,967	18,396
Other receivables	56,427	56,427
Inventory	136,320	147,012
	216,288	260,427
Furniture, fixtures and equipment, net of accumulated depreciation of
$93,515 and $84,650 respectively	78,312	76,493

Other assets, net	12,833	15,167
	$307,433	$352,087

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$143.,146	$75,323
Other accrued liabilities	648,714	514,562
Convertible notes payable	1,273,000	1,173,000
Subordinated note payable	25,000	-
Long-term debt, current portion	138,417	132,986
	2,228,277	1,895,871

Long-term debt	72,318	109,024
Other long-term liabilities	28,000	28,000
Total Liabilities	2,328,595	2,032,895

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 2,500,000 shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 50,000,000 authorized,
issued and outstanding 41,995,802 at September 30, 2009 and
June 30, 2009	41,996	41,996
Additional paid-in capital	4,385,001	4,385,001
Accumulated deficit	(6,448,159)	(6,107,805)
	(2,021,162)	(1,680,808)
	$307,433	$352,087

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations

	Three months ended September 30,
	2009	2008

Revenue	$26,656	$83,380
Cost of goods sold	4,617	33,275
Gross profit	22,039	50,105

Operating Expenses:
Selling, general and administrative	295,239	312,994
Depreciation and amortization	11,198	7,088
Total operating expenses	306,437	320,082

Loss from operations	$(284,398)	$(269,977)

Other income (expense):
Interest expense, net	(55,956)	(24,886)
Total other income (expense)	(55,956)	(24,886)

Net loss	$(340,354)	$(294,863)

Net loss per share-basic and diluted	$(0.008)	$(0.007)

Weighted average number of common
shares outstanding	41,995,802	39,945,802

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

					Unamortized
					Cost			Total
			Additional		Stock/Warrants	Retained		Stockholders
	Common Stock		Paid-in		Issued for	Earnings		Equity
	Shares	Amount	Capital		Service	(Deficit)		(Deficit)
Balances as of June 30, 2007	31,470,802	$31,471	$3,658,713		$(281,920)	$(3,374,938)		$33,326
Shares issued for cash	5,300,000	5,300	524,700		-	-		530,000
Shares issued for services	3,175,000	3,175	204,875		165,920	-		373,970
Warrants issued for services	-	-	16,135		116,000	-		132,135
Purchase of warrants	-	-	(70,964)		-	-		(70,964)
Net loss	-	-	-		-	(1,556 ,448)		(1,556,448)
Balances as of June 30, 2008	39,945,802	$39,946	$4,333,459		$-	$(4,931,386)		$(557,981)
Shares issued for cash	-
Shares issued for services/	2,050,000	$2,050	$51,542		-	-		53,592
cancellation of debt
Net loss	-	-	-		-	$(1,176,419)	$	((1,176,419)
Balances as of June 30, 2009	41,995,802	$41,996	$4,385,001		$-	$(6,107,805)		$(1,680,808)
Shares issued for cash	-	-	-		-	-		-
Shares issued for services/	-	-	-		-	-		-
Net loss	-	-	-		-	(340,354)		(340,354)
Balances as of September 30, 2009	41,995,802	$41,996	$4,385,001	$		$(6,448,159)		$(2,021,162)

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows

	Three months ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(340,354)	$(294,863)

Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Depreciation and amortization	11,198	9,422
Accretion of interest	1,345	1,345
Warrants, stock, and options issued for service	-	12,000
Changes in operating assets and liabilities:
Accounts and other receivables	(1,571)	193,831
Inventory	10,692	(11,031)
Accounts payable and accrued liabilities	201,975	(20,924)
Net cash (used in) operating activities	(116,715)	(110,220)

Cash flow from investing activities:
Additions to furniture, fixtures & equipment	(10,683)	-
Net cash (used in) investing activities	(10,683)	-

Cash flow from financing activities:

Sale of common stock	-	-
Proceeds from convertible/subordinated notes payable	125,000	12,000
Borrowings (repayments) long-term debt	(32,620)	(27,964)
Net cash flow provided by (used in)financing activities	92,380	(15,964)

Increase (decrease) in cash and cash equivalents	(35,018)	(126,184)
Cash and cash equivalents, beginning of period	38,592	130,318
Cash and cash equivalents, end of period	$3,574	$4,134

Supplemental cash flow information:
Interest paid	$9,272	$13,928
Income taxes paid	$-	$-

Non cash financing activities:
Stock issued for services	$-	$-

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

     The Company provides a diverse line of cutting edge products and services to meet the growing needs of the security industry. To meet the ever changing needs of the industry, we have launched a combination of state-of-the art products and services that include digital video recording technology (DVR), personal biometric identification units, CCTV, video monitoring centers, cellular networks, wireless mesh network units and wireless internet-linked satellite surveillance systems. This combination of products encompasses a total line that we believe will meet many commercial, agricultural, governmental, and residential customer security needs.

(b) Basis of presentation and use of estimates

     The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2009, together with our discussion and analysis of financial condition and results of operations, included in our Amended Annual Report on Form 10-K filed on September 21, 2009 with Securities and Exchange Commission.

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

(j) Equity-Based Compensation

     Common stock, warrants, and options issued for services are accounted for based on the fair market value at the date the services are performed. If the awards are based on a vesting period the fair market value of the awards is determined as vesting is earned. If the services are to be performed over an extended period of time the value is amortized over the life of the period that services are performed.

(k) Concentration of Credit Risk

     We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at September 30, 2009.

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

3. OTHER ACCRUED LIABILITIES

     Other accrued liabilities are as follows:

	September 30,	June 30,
	2009	2009

Accrued board fees	$108,332	$95,832
Accrued salaries, officers	353,542	293,542
Accrued interest	161,001	115,662
Payroll liabilities	25,730	9,372
Sales tax payable	109	154
	$648,714	$514,562

     Board fees to the two independent board of directors are $25,000 annually which is being deferred until the Company has the ability to pay at which time the board members have the option to receive cash or convert into common stock at the rate of $0.12 or the rate of the last conversion agreement.

     The Company leases office space from a company owned by an officer/director. Rent and operating expenses under this lease was $17,406 for the three ended September 30, 2009

     Accrued interest represents interest on the convertible notes payable.

4. CONVERTIBLE AND SUBORDINATED NOTES PAYABLE

Convertible Notes Payable

     The Company has been provided with the following unsecured loans from officers and directors or private investors pursuant to debt conversion agreements. All principle and interest are due on demand or are converted at the discretion of the provider of the loan. The loans bear interest from 12 to 15% and are convertible at a conversion price/share between $.08 to $.12. If we conduct an offering at a lower priced conversion, the below notes may be converted at the lower conversion rate.

From	Amount of Loans
	September 30,	June 30,
Officers and Directors:	2009	2009
William S. Dickey	$825,000	$725,000
Robert A. Morrison	300,000	300,000
Mark L. Lana	27,000	27,000
Charles F. Ferris	10,000	10,000
Mike Yinger	1,000	1,000
	1,163,000	1,063,000
Private Investor	110,000	110,000
	$1,273,000	1,173,000

     On July 31, 2009 and September 7, 2009, we entered into two $50,000 loans with William S. Dickey pursuant to debt conversion agreements. The loan proceeds were used for general working capital requirements.

     On October 19, 2009 we issued 4,500,000 shares of our common stock to William S. Dickey for $225,000. Proceeds from this equity offering were used to repay $125,000 of his convertible notes payable and $25,000 of his subordinated notes payable with the remaining $75,000 available for working capital requirements. The shares were issued to a U.S. person pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Subordinated Notes Payable

     On September 23, 2009, we entered into a $25,000 unsecured subordinated note payable with William S. Dickey. The note was repaid on October19, 2009 from the proceeds of an equity offering to Mr. Dickey.

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

     The notes have an interest rate of 15.499% and mature in three (3) years from the commencement date, and are collateralized with the Company’s personal property as defined in the loan and security agreement. For the three months ended September 30, 2009, we recorded $10,617 as interest expense pursuant to the notes.

     Each note also has a final payment fee of $14,000 that is due on the earlier to occur of the maturity date or prepayment. These fees are being amortized over the life of the loans with the obligation reflected in other long-term liabilities. For the three-months ended September 30, 2009, we expensed $2,334.

     The $400,000 proceeds were allocated to each instrument based on the fair market value of each based on the Black-Scholes pricing model. The assumptions used in valuing the warrants were: stock price $.13; exercise price $.12, life – 5 years; volatility 101.17%; dividend yield 0%; and the yield of a risk free investment 3.08% . We determined the fair value of the note and interest to be $400,000 and the fair market value of the warrants to be $16,814. We allocated the proceeds to each based on the respective percentages of total value. The value of the notes was $383,865 and the warrants $16,135. The discount on the notes will be accreted into interest expense based on the straight line method over the three (3) year life of the loans. For the three months ended September 30, 2009 we recorded $1,345 respectively as additional interest expense. At September 30, 2009 we had $6,722 discount remaining to be amortized into interest. The value of the loans at September 30, 2009 was $217,457. The current portion of the debt was $138,417 after discount ($143,795 principal owed) and the long term portion of the debt was $72,318 after discount ($73,662 principal owed).

6. COMMON STOCK

     During fiscal year ended June 30, 2008 we: (a) sold 5,300,000 shares of our common stock for $.10 per share for total cash proceeds of $530,000; (b) issued 3,175,000 shares of our common stock for services rendered to us; (c) purchased and cancelled 5,000,000 of the outstanding warrants for $70,964 and (d) issued 1,000,000 warrants in conjunction with our long-term debt.

     On August 15, 2008 the Company entered into a six (6) month “Financial Communications Consulting Agreement” with Wall Street Resources, Inc. to provide written analytical coverage and consultation matters concerning corporate finance and investor communications. The Company agreed to issue the consultant a “Commencement Bonus” payable in the form of 800,000 shares of the Company’s 144 restricted Common Stock and $3,000 which has been accrued for. We valued the 800,000 shares based on the quoted trade price on August 15, 2008 ($0.015) and recorded $12,000 as advertising/promotion/IR expense. In addition, the Company will pay the consultant at a rate of $2,500 per month during the term of the agreement which is due on the 15th of each month with payments accruing until the Company raises in excess of $500,000 or becomes cash flow positive. As of September 30, 2009, $26,125 has been accrued and included in trade accounts payable pursuant to this agreement.

     On January 30, 2009, we entered into a common share purchase agreement wherein we were to acquire 2,821,391 of our common shares from a shareholder for $56,427 in which we advanced money. The agreement did not close and the parties have rescinded the transaction and we have recorded a receivable back for the money. The matter of collecting the money is now subject to litigation as we are awaiting a summary judgment against the shareholder.

     On February 1, 2009, we entered into a eleven (11) month Financial Consulting Agreement with William S. Dickey party. We issued 1,000,000 shares of our common stock for services rendered to us. We valued the 1,000,000 shares based on the quoted trade price on February 1, 2009 ($.020) and recorded $20,000 as contract services expense.

     On March 1, 2009, we issued 250,000 shares of our common stock to a third party for cancellation of $21,592 of accounts payable due such third party. In addition, we entered into a six (6) month consulting agreement with this third party agreeing to pay the consultant at a rate of $9,000 per month to provide consultation maters concerning marketing and relationships with potential producers.

     On October 19, 2009 we issued 4,500,000 shares of our common stock to William S. Dickey for $225,000. Proceeds from this equity offering were used to repay $125,000 of his convertible notes payable and $25,000 of his subordinated notes payable with the remaining $75,000 available for working capital requirements. The shares were issued to a U.S. person pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

     Pursuant to the 2005 Stock Option Plan, the Board of Directors had granted 2,500,000 options under the plan. At September 30, 2009, 1,500,000 options (with an exercise price of $.1667) are outstanding which expire in March 2012. In addition, 1,250,000 and 1,000,000 share purchase warrants with an exercise price of $.12 per share expired on September 8, 2008 and December 4, 2008, respectively.

7. SUBSEQUENT EVENTS

     The Company has evaluated all subsequent events through November 16, 2009, the date the financial statements were issued and except for the following subsequent events no additional items were noted that needed to be disclosed.

     On October 19, 2009 we issued 4,500,000 shares of our common stock to William S. Dickey for $225,000. Proceeds from this equity offering were used to repay $125,000 of his convertible notes payable and $25,000 of his subordinated notes payable with the remaining $75,000 available for working capital requirements. The shares were issued to a U.S. person pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Polices and Estimates

     The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

     A summary of the significant accounting polices that we have adopted and followed in the preparation of our condensed consolidated financial statements is detailed in our consolidated financial statements for the year ended June 30, 2009, included in our Annual Report on Form 10-K filed on September 21, 2009.

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

     During fiscal year ended June 30, 2009, we: (a) issued 2,050,000 shares of our common stock for services rendered to us or cancellation of various trade payables and (b) entered into $857,000 of convertible notes payable with officers and private investors.

     On November 4, at the annual and special meeting of stockholders of the Company, our authorized capital increased to 200,000,000 shares of common stock with a par value of $0.001.

Company Business/Mission

     Currently we are primarily focused in the security and animal welfare industry. We have expanded our market strategies with a diverse new line of cutting edge products and services to meet the growing needs of the security industry by providing a single source portal to our customers with products and services in combinations that complete the security and monitoring matrix. To meet the ever changing needs of the industry, we have launched a combination of state-of-the art products and services that include digital video recording technology (DVR), video monitoring centers, biometric access control, personal biometric identification units, cellular and wireless mesh network units and wireless internet-linked satellite surveillance systems. This combination of products encompasses a total line that we believe will meet many customer security needs. Our monitoring center in Denver, Colorado serves as a single point integrated security solutions portal, integrating our proprietary analytical software, network security, and video products.

     Our company integrates technology, services and people into solutions that enhance the level of security protection and surveillance services. Our company’s goal is to become a security portal, with cutting-edge technology applications and solutions specifically tailored to meet the security needs of various customers. All of the products and services, including biometric access control, satellite remote monitoring, and DVRS are all security related. Unlike many of the security companies that focus exclusively on the hardware sales side of the business, our company’s value proposition is to use our proprietary products to generate recurring revenue for our company in the form of monitoring and equipment licensing fees. We view the installation of our hardware products as the entry vehicle into a long-term technological relationship with our customers. We continually enhance our existing products by periodically re-designing them to accommodate to the requirement of our customer needs.

     We are foundationally an intellectual capital company. Our Company both develops HS3 proprietary technology, and acquires and integrates appropriate industry technology to provide surveillance solutions customized to the requirements of our customers. Our established mission is to be:

“The trusted security architect providing vision when it matters.”

     As a security architect, we provide professional architectural, design and engineering to develop system solutions for our customers as desired by our customers. This concept is the foundation of our intellectual capital and core competencies. We use intellectual capital of our employees and the surveillance industry to architect and design solutions that provide customers vision and situational awareness. This acquired knowledge is transformed to innovations that are proprietary to the Company. This occurs in part, through:

  Increased knowledge of new solutions and industry advancements
  Developing new systems
  Product and application enhancements
  Applications of new components
  Designing new, proprietary software

     We have a sustainable competitive advantage in our ability to merge existing technology with the latest innovations in satellite broadband service, IP hardware, proprietary software, and access control security products. We have the expertise, capacity, staff, and ability to monitor sites located anywhere in the United States and Canada. Our Denver monitoring facility has access to 1.7 Terabytes per second of ground-based internet capability for interfacing purposes. We developed the technologies, proved the concepts, and started implementation, and market penetration. We have focused on the rural and farm animal/production market to date. There are five primary markets where our technology can excel in providing greater access, better performance and lower cost:

  Producers of Animal Products
  Homeland Security
  Hospitality
  Petroleum Industry
  Educational Facilities

PRODUCERS OF ANIMAL PRODUCTS:

     It is estimated that 27 million farmed animals are killed in the United States alone per day. Globally, the figure grows to approximately 19,000 per minute or a total of 10 billion animals per year. According to the USDA, during 2007, the retail equivalent of U.S. beef industry was $74 billion and total U.S. beef consumption was 28.1 billion pounds, with 2008 expected production to be slightly lower at 26.6 billion pounds. U.S. commercial pork production in 2008 is expected to be 23.5 billion pounds and broilers (chicken) production is expected to be 36.9 billion. In aggregate, total red meat and poultry 2008 production is expected to be 94.0 billion pounds. The meat, beef, and poultry processing industry, which accounted for 30% of the food manufacturing sector, reported 2007 revenues of $152.7 billion.

     As the developer and architect of a video monitoring system (VMS) and surveillance program, we have refined the capabilities of our satellite video product and other surveillance technologies including their implementation. We also have the ability to provide service to remote areas underserved by high speed internet or cable providers.

     Within a climate of increasing concerns over food safety, security and animal welfare a tremendous market is evolving. We have developed surveillance products primarily video, to address these issues in the livestock production industry and to a lesser extent the food processing industry. Our solutions are developed to convey to consumers a sense of confidence in the quality of the food they eat, and that the producer has incorporated appropriate stewardship in animal production processes. For the producer this provides risk mitigation, enhanced production and value added branding.

     Through the combined use of proprietary technology, including innovations, video analytics, and digital video recorders (DVR) the Company has developed state-of-the-art wireless, internet linked cellular, and satellite linked surveillance systems. HS3 is in a unique position to be the first company with national surveillance capabilities, to provide an independent 3rd party monitoring verification system to the public that increases their level of confidence in fundamentally important industries. HS3’s surveillance and monitoring provides these assurances with a “certified humane” brand, whether acquired or created and generated in house. HS3 registered the trademarked MONIPRO for this purpose.

     Animal protein producers desiring increased market share and greater margins require value in programs they utilize. The true measures of value can be assessed through increased profits and the realization of risk mitigation.

     HS3’s surveillance program allows:

  Producers to demonstrate stewardship with archived video.
  Producers to employ HS3 as a third party verifier of video for the establishment and “certification” labeling of food products at the market shelf, i.e. the logo/brand assures consumer that the food they purchased for their family has been raised humanely and handled safely.
  Producers to monitor animal behavior at remote locations and improve production efficiencies including herd disease awareness..
  Management to assure employees work within standards required to maintain the highest levels of risk mitigation and animal stewardship.
  Rebuttal to undercover video by animal activist groups.

     The Company‘s VMS and surveillance program provide the above criteria and was modeled after a typical cable TV system. We offer a very low cost of entry. The equipment is provided to the Producers who pay a monthly equipment license fee with requisite subscription fees for monitoring services. To further lower barriers of entry, HS3’s program removes the high front end equipment costs to the producers.

     HS3 intends to enter and penetrate into the animal welfare, protein and production business by entering into contracts with various producers, associations, and/or companies that can use HS3’s surveillance services as a part of any value-added welfare/stewardship and production brand that they choose. As the architect of the surveillance system, HS3 is able to provide specific elements (as designed & tailored by the producer/company) of our monitoring services to customers while maintaining ownership of the proprietary VMS system.

     Over the last 12 months, HS3 has determined proof of market and penetration concept of the technology and also of the business model. HS3’s strategy is to attain market penetration with HS3 as a vendor to associations/producers and/or companies desiring various certification programs. HS3 plans to seize the initiative in the livestock arena because there is a significant opportunity to expand our service to meet the needs of additional protein producers in pork, beef, poultry, and dairy industries.

HOMELAND SECURITY:

     We have installed remote video products for the U.S. Coast Guard, enabling the monitoring of and relaying of the physical location of freight trains at ports of entry. The product relays GPS and live video over a cellular network.

     Covert Deployment System has been one of the many technologically advanced products we have developed. The covert deployment products allow for the utilization of cellular technology and provide a very small system for loss prevention operations. These systems utilize SMS messaging for alerting and motion detection or other triggers to activate video and record perpetrators on the enclosed drive and send attached photos to the our secured portal. It is estimated there are 13,000 active train locomotives currently in the United States spread over 7 companies. Homeland Security is concerned about the risk to the public should a locomotive and its cargo become hijacked or compromised. We have developed and deployed a biometric access control system which limits access to the locomotive. In addition, we implemented GPS and video monitoring transmitted real-time over a cellular network to a centralized monitoring center. We have completed beta testing on 28 locomotives with good results and feedback.

HOSPITALITY:

     As in America’s schools, security for the hospitality industry is becoming increasingly important. Hotels are trending toward increasing guest security measures as a result of injury and liability litigation. Additionally hotel operators are becoming more concerned with improving general security for guests. Our internet protocol surveillance system enhances and augments the hotel’s ability to monitor the hotel’s perimeter and access to guest areas.

     We can also provide hotels a reliable source for web hosting. An ancillary advantage of our video monitoring system is the ability for the hotel to offer video on web sites as an inexpensive, effective advertising tool.

PETROLEUM INDUSTRY:

     The petroleum industry spends millions of dollars and man hours monitoring oil and gas wells throughout the country. Many oil and gas wells are in remote areas and, aside from typical maintenance and production monitoring, there is a constant threat of vandalism, sabotage and product theft. Today, all monitoring of wells requires that an employee be physically present at a well to perform necessary inspections. We are working with industry leaders to eliminate this labor-intensive process. After installation of our Petroleum Surveillance Package, our customers can monitor their assets from anywhere in the world using the internet. In addition, we have, and continues to form strategic alliances with providers of complementary monitoring products that mesh with our satellite products and provide well operators with real-time information to enhance well production.

     We have researched, developed and installed a remote monitoring device called “OPIE” an Outdoor Portable Investigative Equipment surveillance vehicle. The device has been used to successfully monitor gas wells in remote Wyoming for three years. The original concept having been proven to the customer, an oil and gas producer, has expressed desire in purchasing additional OPIEs for their expansion to new fields.

EDUCATIONAL FACILITIES:

     Even in today’s high-speed world, there are numerous school districts - rural and urban - waiting for high-speed internet access and video monitoring. We can provide the services required for maintaining and improving security.

     The Federal Government has mandated schools comply with the Homeland Security Act, which in part requires video surveillance. With our system installed, security information is available via the internet and our secured portal to individuals with the proper security clearance.

     Providing schools with satellite broadband access to the internet at megabytes-per-second speeds, web hosting services, and the ability to observe activities in and around the school with digital cameras make our Company a uniquely positioned provider. Our advanced technology and low cost of entry structure allows us to offer education facilities products meeting requirements of Homeland Security.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008

Revenue and Cost of goods sold.

     We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the three month period ended September 30, 2009 and 2008 are outlined in the table below:

	Three months ended
	September 30,
	2009	2008

VMS Revenue:
Equipment license/monitoring fees	$13,431	$-
Domain/business hosting fees	2,312	1,632
Other	1,513	-
	$17,2563	$1,632

Other Revenue:
Equipment sales	$6,425	49,263
IT Services	2,975	32,200
Other	-	285
	$9,400	$81,748

Revenue	$26,656	$83,380

Cost of goods sold	4,617	33,275
	$22,039	$50,105

     Our VMS revenues for the three month period ended September 30, 2009 increased as compared to the comparative period in 2008 as a result of bringing additional monitoring locations on revenue. At September 30, 2009, we had 23 monitoring locations on revenue.

     IT services revenues for the three month period ended September 30, 2009 decreased as compared to 2008 as our staff was focusing on the manufacture of VMS units as opposed to selling such services to the market.

     Our gross profit percent on equipment sales was 28% for the three months ended September 30, 2009 as compared to 32% for the 2008 comparable three-month period.

Selling, general and administrative expenses.

     Our selling, general and administrative expenses for the three month period ended September 30, 2009 and 2008 are outlined in the table below:

	Three months ended
	September 30,

	2009	2008
Wages & employee benefits	$149,703	$122,212
Contract services	52,000	45,341
Computer network services	387	25,747
Accounting, audit and tax expenses	22,500	23,375
Rent	13,200	13,200
Legal	1,005	7,848
Board fees	12,500	12,500
Telephone	12,472	6,050
Travel, meals and entertainment	3,628	2,991
Research & development	88	-
Stock transfer/shareholder/proxy fees	655	75
Insurance	5,566	4,457
Computer server/other	770	-
Utilities	4,206	2,617
Advertising/promotion/IR	9,281	15,008
Other expenses	7,278	21,957
Bad debt expense	-	9,616
	$295,239	$312,994

     Selling, general and administrative expenses for the three month period ended September 30, 2009 decreased slightly by 6% as compared to the comparative period in 2008 as our management continues to make a concentrative effort to reduce such costs until top-line revenue can support our business operations.

     Contract services for the three months ended September 30, 2009 consisted of $27,000 pursuant to our marketing consulting agreement and $25,000 to two investor advisors that are assisting us in recapitalizing the Company.

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

Working Capital

			Percentage
	September 30,	June 30,	Increase/
	2009	2009	(Decrease)

Current Assets	$216,288	$260,427
Current Liabilities	2,228,277	1,895,871
Working Capital (deficit)	$(2,011,989)	$(1,635,444)	(23%	)

Cash Flows	Three months ended
	September 30,	September 30,
	2009	2008

Net cash (used in) operating activities	$(116,715)	$(110,220)
Net cash (used in) by investing activities	(10,683)	-
Net cash flow provided by (used in) financing activities	92,380	(15,964)
Increase (decrease) in cash and cash equivalents	$(35,018)	$(126,184)

     Our cash on hand at September 30, 2009 was approximately $3,574. We have made a concentrated effort over the prior twelve months to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $45,000 to $55,000 per month. Until the time period that additional monitoring locations are on revenue, we may need to raise additional working capital to fund our current business activities. We will plan to raise the additional capital needed to meet these immediate short-term needs primarily through borrowings from officers, directors or private investors.

     On October 19, 2009 we issued 4,500,000 shares of our common stock to William S. Dickey for $225,000. Proceeds from this equity offering were used to repay $125,000 of his convertible notes payable and $25,000 of his subordinated notes payable with the remaining $75,000 available for working capital requirements. The shares were issued to a U.S. person pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

     Over the long term we will require additional funds in order to acquire equipment, install and monitor additional monitoring locations, as well as any other expansions into newer markets for us, will require additional financing. We anticipate relying on cash flows from operations, equity offerings, and debt financing for such expansion. We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently in place for the purpose of proceeding with our plan of operations. We have initiated discussions with third parties to provide either equipment leasing financing or new equity offerings and debt financing through a revolving credit facility or term loans.

Contractual Obligations

     As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

     Our ability to continue as a going concern is dependent upon our obtaining additional working capital to develop business operations. We intend to use borrowings and equity sales to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of September 30, 2009 that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Much of the information included in this report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

We cannot predict with certainty the potential consumer demand for our security products or services or the degree to which we will meet that demand. If demand for our security products or services do not develop as expected and achieve consumer market acceptance, we might not be able to generate enough revenue to become profitable or to sustain our operations. We plan to target the sale of our security products and services to four primary customer groups; agricultural, commercial, government, and residential. We have based our strategy to target these consumers on a number of assumptions, some or all of which could prove to be incorrect. Even if markets for our service develop, we could achieve a smaller share of these markets than we currently anticipate.

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

Subsequent to shareholder approval at our November 4, 2009 annual meeting, our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On October 19, 2009 we issued 4,500,000 shares of our common stock to William S. Dickey for $225,000. Proceeds from this equity offering were used to repay $125,000 of his convertible notes payable and $25,000 of his subordinated notes payable with the remaining $75,000 available for working capital requirements. The shares were issued to a U.S. person pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On November 4, 2009 an annual and special meeting of stockholders of HS3 Technologies Inc., a Nevada corporation, was held at Suite 600, 1800 Boulder Street, Denver, Colorado USA 80211. The Meeting was held with the following approved, with 78% of the potential votes voting:

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

Item 5. Other Information

     On July 31, 2009, and September 7, 2009, we entered into two $50,000 loans with William S. Dickey pursuant to debt conversion agreements. The loan proceeds will be used for general working capital requirements

     On September 23, 2009, we entered into a $25,000 unsecured subordinated note payable with William S. Dickey. The note was repaid on October 19, 2009 from the proceeds of an equity offering to Mr. Dickey.

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

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).
10.3	Surveillance Installment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).
10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).
10.5	Distribution Agreement with Autostar Technology Private Limited (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).
10.6	Warrant Purchase Agreement dated November 6, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2007).
10.7	Agreement with the American Humane Association (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-KSB filed on October 10, 2007).

Exhibit	Description
Number
(16)	Letter on Change in Certifying Accountant
16.1	Letter from Gordon Hughes & Banks, LLP regarding change in certifying accountant (incorporated by reference from our Form 8-K filed on July 30, 2007).
31	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES, INC.
(Registrant)

Dated: November 16, 2009	/s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)