Form 10-Q
period 2009-12-31
HS3 TECHNOLOGIES INC.
filed 2010-02-12
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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
[ ] YES [ ] NO

As of February 12, 2010, there were 68,116,636 shares of the registrant’s Common Stock issued and outstanding

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

•	other statements obtained herein regarding matters that are not historical facts.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

     The interim unaudited condensed consolidated financial statements of HS3 Technologies, Inc. as of and for the three month and six month period ended December 31, 2009 are included herein beginning on the following page. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended June 30, 2009, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 21, 2009 with the Securities and Exchange Commission (File No. 001-32289). Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

HS3 Technologies, Inc.
Condensed consolidated balance sheets

	December 31,	June 30,
	2009	2009
ASSETS

Current Assets:
Cash and cash equivalents	$45,587	$38,592
Trade accounts receivable	35,951	18,396
Inventory	137,458	147,012
	218,996	204,000
Furniture, fixtures and equipment, net of accumulated depreciation of $102,711 and $84,650 respectively	74,347	76,493
Other assets, net	66,927	71,594
	$360,270	$352,087

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$154,176	$75,323
Other accrued liabilities	386,083	514,562
Convertible notes payable	-	1,173,000
Subordinated notes payable	530,500	-
Long-term debt, current portion	144,061	132,986
	1,214,820	1,895,871

Long-term debt	34,118	109,024
Other long-term liabilities	28,000	28,000
Total Liabilities	1,276,938	2,032,895

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 2,500,000 shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 200,000,000 authorized, issued and outstanding 68,116,636 and 41,995,802 at December 31, 2009 and June 30, 2009 respectively	68,117	41,996
Additional paid-in capital	5,546,126	4,385,001
Accumulated deficit	(6,530,911)	(6,107,805)
	(916,668)	(1,680,808)
	$360,270	$352,087

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations

		Three months ended December 31,		Six months ended December 31,
		2009	2008	2009	2008

Revenue		$37,220	$33,925	$63,876	$117,305
Cost of goods sold		9,361	11,733	13,978	45,008
Gross profit		27,859	22,192	49,898	72,297

Operating Expenses:
Selling, general and administrative		65,852	249,407	361,091	562,401
Depreciation and amortization		11,530	11,821	22,728	18,909
Total operating expenses		77,382	261,228	383,819	581,310

Loss from operations		(49,523)	(239,036)	(333,921)	(509,013)

Other income (expense):
Interest expense, net		(33,229)	(17,850)	(89,185)	(42,736)
Total other income (expense)		(33,229)	(17,850)	(89,185)	(42,736)

Net loss	$	(82,752)	$(256,886)	$(423,106)	$(551,749)

Net loss per share-basic and diluted		$(0.002)	$(0.006)	$(0.009)	$(0.014)

Weighted average number of common shares outstanding		54,472,342	40,745,802	48,234,072	40,550,150

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

				Unamortized
				Cost			Total
			Additional	Stock/Warrants	Retained		Stockholders
	Common Stock		Paid-in	Issued for	Earnings		Equity
	Shares	Amount	Capital	Service	(Deficit)		(Deficit)
Balances as of June 30, 2007	31,470,802	$31,471	$3,658,713	$(281,920)	$(3,374,938)		$33,326
Shares issued for cash	5,300,000	5,300	524,700	-	-		530,000
Shares issued for services	3,175,000	3,175	204,875	165,920	-		373,970
Warrants issued for services	-	-	16,135	116,000	-		132,135
Purchase of warrants	-	-	(70,964)	-	-		(70,964)
Net loss		-	-	-	(1,556 ,448)		(1,556,448)
Balances as of June 30, 2008	39,945,802	$39,946	$4,333,459	$-	$(4,931,386)		$(557,981)
Shares issued for cash	-	-	-	-	-		-
Shares issued for services/ cancellation of debt	2,050,000	$2,050	$51,542	-	-		53,592
Net loss		-	-	-	$(1,176,419)	$	( (1,176,419)
Balances as of June 30, 2009	41,995,802	$41,996	$4,385,001	$-	$(6,107,805)		$(1,680,808)
Shares issued for services	250,000	250	5,000	-	-		5,250
Shares issued for cancellation of debt and other accrued liabilities	25,870,834	25,871	1,156,125	-	-		1,181,996
Net loss		-	-	-	(423,106)		(423,106)
Balances as of December 31, 2009	68,116,636	$68,117	$5,546,126	$-	$(6,530,911)		$(916,668)

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows

	Six months ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(423,106)	$(551,749)

Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Depreciation and amortization	22,728	18,909
Accretion of interest	2,689	2,690
Warrants, stock, and options issued for service	5,250	12,000
Changes in operating assets and liabilities:
Accounts and other receivables	(17,555)	203,279
Inventory	9,554	(22,102)
Accounts payable and accrued liabilities	(49,626)	(4,768)
Net cash (used in) operating activities	(450,066)	(341,741)

Cash flow from investing activities:
Additions to furniture, fixtures & equipment	(15,915)	(1,573)
Net cash (used in) investing activities	(15,915)	(1,573)

Cash flow from financing activities:
Sale of common stock	225,000	-
Proceeds (repayments) convertible notes payable	(25,000)	282,000
Proceeds (repayments) subordinated notes payable	157,500	-
Borrowings (repayments) long-term debt	(66,520)	(52,153)
Other accrued liabilities converted to equity	181,996	-
Net cash flow provided by (used in)financing activities	472,976	229,847

Increase (decrease) in cash and cash equivalents	6,995	(113,467)
Cash and cash equivalents, beginning of period	38,592	130,318
Cash and cash equivalents, end of period	$45,587	$16,851

Supplemental cash flow information:
Interest paid	$17,264	24,651
Income taxes paid	$-	$-

Non cash financing activities:
Stock issued for services	$5,250	$12,000
Stock issued for other accrued liabilities	$181,996	$-
Stock issued for convertible notes payable	$775,000	$-
Subordinated notes payable issued for convertible notes payable	$373,000	$-

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

(k) Concentration of Credit Risk

     We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at December 31, 2009.

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

3. OTHER ACCRUED LIABILITIES

     Other accrued liabilities are as follows:

	December 31,	June 30,
	2009	2009

Accrued board fees	$120,832	$95,832
Accrued salaries, officers	80,000	293,542
Accrued interest	184,893	115,662
Payroll liabilities	224	9,372
Sales tax payable	134	154
	$386,083	$514,562

     Board fees to the two independent board of directors are $25,000 annually which is being deferred until the Company has the ability to pay at which time the board members have the option to receive cash or convert into common stock at the rate of $0.12 or the rate of the last conversion agreement.

     On November 24, 2009, we issued 5,870,834 shares of our common stock to two officers of the Company for cancellation of $181,996 of accrued salaries.

     Accrued interest represents interest on the convertible and subordinated notes payable.

4. CONVERTIBLE AND SUBORDINATED NOTES PAYABLE

Convertible Notes Payable

     The Company has been provided with unsecured loans from officers and directors or private investors pursuant to debt conversion agreements. All principle and interest (at 12%) are due on demand or are converted at the discretion of the provider of the loan. At June 30, 2009, we had $1,173,000 outstanding pursuant to such debt conversion agreements.

     On July 31, 2009 and September 7, 2009, we entered into two $50,000 loans with Williams S. Dickey pursuant to debt conversion agreements. The loan proceeds were used for general working capital requirements.

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

     On November 24, 2009, we issued 15,500,000 shares of common stock of our company to convert $775,000 of the convertible notes payable and issued two officers $373,000 of subordinated notes payable in exchange for the remaining outstanding convertible notes payable. The shares were issued to U.S. persons pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Subordinated Notes Payable

     On September 23, 2009, we entered into a $25,000 unsecured subordinated note payable with William S. Dickey. The note was repaid on October19, 2009 from the proceeds of an equity offering to Mr. Dickey.

     During November and December 2009, we entered into $157,500 of additional unsecured three-month subordinated notes payable with William S. Dickey and Robert A. Morrison. The notes bear interest st 12% and extend monthly after the three month term.

     At December 31, 2009, the following subordinated notes payable are outstanding:

William S. Dickey	$450,000
Robert A. Morrison	80,500
$530,500

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

     The notes have an interest rate of 15.499% and mature in three (3) years from the commencement date, and are collateralized with the Company’s personal property as defined in the loan and security agreement. For the six months ended December 31, 2009, we recorded $19,953 as interest expense pursuant to the notes.

     Each note also has a final payment fee of $14,000 that is due on the earlier to occur of the maturity date or prepayment. These fees are being amortized over the life of the loans with the obligation reflected in other long-term liabilities. For the six-months ended December 31, 2009, we expensed $4,668.

     The $400,000 proceeds were allocated to each instrument based on the fair market value of each based on the Black-Scholes pricing model. The assumptions used in valuing the warrants were: stock price $.13; exercise price $.12, life – 5 years; volatility 101.17%; dividend yield 0%; and the yield of a risk free investment 3.08% . We determined the fair value of the note and interest to be $400,000 and the fair market value of the warrants to be $16,814. We allocated the proceeds to each based on the respective percentages of total value. The value of the notes was $383,865 and the warrants $16,135. The discount on the notes will be accreted into interest expense based on the straight line method over the three (3) year life of the loans. For the six months ended December 31, 2009 we recorded $2,689 respectively as additional interest expense. At December 31, 2009 we had 5,378 discount remaining to be amortized into interest. The value of the loans at December 31, 2009 was $183,557. The current portion of the debt was $144,061 after discount ($149,439 principal owed) and the long term portion of the debt was $34,118 after discount ($34,118 principal owed).

6. COMMON STOCK

     During fiscal year ended June 30, 2008 we: (a) sold 5,300,000 shares of our common stock for $.10 per share for total cash proceeds of $530,000; (b) issued 3,175,000 shares of our common stock for services rendered to us; (c) purchased and cancelled 5,000,000 of the outstanding warrants for $70,964 and (d) issued 1,000,000 warrants in conjunction with our long-term debt.

     During fiscal year ended June 30, 2009 we: (a) issued 1,800,000 shares of our common stock for financial services rendered to us and (b) issued 250,000 shares of our common stock for cancellation of $21,592 of accounts payable to a third party..

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

     On November 24, 2009 we issued 15,500,000 shares of our common stock to convert $775,000 of convertible notes payable. In addition, on November 24, 2009 we issued 5,870,834 shares of our common to two officers for cancellation of $181,996 of accrued salaries. The shares were issued to U.S. persons pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

     On December 21, 2009 we issued 250, 000 shares of our common stock to an affiliate of one of our Board of Directors for services rendered to us. We valued the 250,000 shares based on the quoted trade price on December 21, 2009 ($.021) and recorded $5,250 as contract services expense.

     Pursuant to the 2005 Stock Option Plan, the Board of Directors had granted 2,500,000 options under the plan. At December 31, 2009, 1,500,000 options (with an exercise price of $.1667) are outstanding which expire in March 2012.

7. SUBSEQUENT EVENTS

     The Company has evaluated all subsequent events through February 12, 2010, the date the financial statements were issued and no additional items were noted that needed to be disclosed.

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

     On November 4, 2009, at the annual and special meeting of stockholders of our company, our authorized capital increased to 200,000,000 shares of common stock with a par value of $0.001.

Current Business

     Currently we are primarily focused in the security and animal welfare industry. We have expanded our market strategies with a diverse new line of cutting edge products and services to meet the growing needs of the security industry by providing a single source portal to our customers with products and services in combinations that complete the security and monitoring matrix. To meet the ever changing needs of the industry, we have launched a combination of state-of-the art products and services that include digital video recording technology (DVR), video monitoring centers, biometric access control, personal biometric identification units, cellular and wireless mesh network units and wireless internet-linked satellite surveillance systems. This combination of products encompasses a total line that we believe will meet many customer security needs. Our monitoring center in Denver, Colorado serves as a single point security solutions portal, integrating our proprietary analytical software, network security, and video products.

     Our company integrates technology, services and people into solutions that enhance the level of security protection and surveillance services. Our company’s goal is to become a security portal, with cutting-edge technology applications and solutions specifically tailored to meet the security needs of various customers. All of the products and services, including biometric access control, satellite remote monitoring, and DVRs are security related. Unlike many security companies that focus exclusively on security hardware sales, our company’s value proposition is to offer proprietary products to generate recurring revenue for our company in the form of monitoring and equipment licensing fees. We view the installation of our hardware products as the entry vehicle into a long-term technological relationship with our customers. We continually enhance our existing products by periodically re-designing them to accommodate our customer needs.

     We are primarily an intellectual capital company. Our company both develops HS3 proprietary technology, and acquires and integrates appropriate industry technology to provide surveillance solutions customized to the requirements of our customers. Our established mission is to be:

“The trusted security architect providing vision when it matters.”

     As a security architect, we provide professional architectural, design and engineering to develop system solutions for our customers as desired by our customers. This concept is the foundation of our intellectual capital and core competencies. We use intellectual capital of our employees and the surveillance industry to architect and design solutions that provide customers vision and situational awareness. This acquired knowledge is transformed to innovations that are proprietary to our company. This occurs in part, through:

  Increased knowledge of new solutions and industry advancements
  Developing new systems
  Product and application enhancements
  Applications of new components
  Designing new, proprietary software

     We have a sustainable competitive advantage in our ability to merge existing technology with the latest innovations in satellite broadband service, IP hardware, proprietary software, and access control security products. We have the expertise, capacity, staff, and ability to monitor sites located anywhere in the United States and Canada. Our Denver monitoring facility has access to 1.7 Terabytes per second of ground-based internet capability for interfacing purposes. We developed the technologies, proved the concepts, and started implementation, and market penetration. We have focused on the rural and farm animal/production market to date. There are six primary markets where our technology can excel in providing greater access, better performance and lower cost:

  Producers of Animal Products
  Homeland Security
  Hospitality
  Petroleum Industry
  Educational Facilities
  Construction Projects

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

     Animal protein producers desire increased market share that hold margins while requiring value in programs they utilize. HS3’s true measures of value can be assessed through increased profits and the realization of risk mitigation.

     HS3’s surveillance program allows:

  Producers to demonstrate stewardship with archived video.
  Producers to employ HS3 as a third party independent verifier of video for the establishment and “certification” labeling of food products at the market shelf, i.e. the logo/brand assures consumer that the food they purchased for their family has been raised humanely and handled safely.
  Producers to monitor animal behavior at remote locations and improve production efficiencies including herd disease awareness.
  Management to assure employees work within standards required to maintain the highest levels of risk mitigation and animal stewardship.
  Rebuttal to undercover video by animal activist groups.

     Our company‘s VMS and surveillance program provide the above criteria with a very low cost of entry that was modeled after a typical cable TV system. The equipment is provided to the producers who pay a monthly equipment license fee with requisite subscription fees for monitoring services. To further lower barriers of entry, HS3’s program removes the high front end equipment costs to the producers.

     HS3 intends to enter and penetrate into the animal welfare, protein and production business by contracting with various producers, associations, and/or companies that can use HS3’s surveillance services as a part of any value-added welfare/stewardship and production brand that they choose. As the architect of the surveillance system, HS3 is able to provide specific elements (as designed & tailored by the producer/company) of our monitoring services to customers while maintaining ownership of the proprietary VMS system.

     Over the last 12 months, HS3 has determined proof of market and penetration concept of the technology and also of the business model. Our strategy is to maintain market penetration with HS3 as a vendor to associations/producers and/or companies desiring various certification programs. HS3 plans to seize the initiative in the livestock arena because there is a significant opportunity to expand our service to meet the needs of additional protein producers in pork, beef, poultry, and dairy industries.

HOMELAND SECURITY:

     We have installed remote video products for the U.S. Coast Guard, enabling the monitoring of and relaying of the physical location of freight trains at ports of entry. The product relays GPS and live video over a cellular network.

     HS3’s covert deployment system is one of the products developed that is technologically advanced. The covert deployment system allows the utilization of cellular technology and provides a physically small footprint for loss prevention operations. These systems utilize SMS messaging for alerting and motion detection or other triggers to activate video that records perpetrators on the enclosed drive, simultaneously sending attached photos to our secured portal. It is estimated there are 13,000 active train locomotives currently in the United States spread over 7 companies. Homeland Security is concerned about the risk to the public should a locomotive and its cargo become hijacked or compromised. We have developed and deployed a biometric access control system which limits access to the locomotive. In addition, we implemented GPS and video monitoring transmitted in real-time over a cellular network to a centralized monitoring center. We have completed beta testing on 28 locomotives with good results and feedback.

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

     We provide hotels a reliable source for web hosting. An ancillary advantage of our video monitoring system is the ability for the hotel to offer their video on web sites as an inexpensive, effective advertising tool.

PETROLEUM INDUSTRY:

     The petroleum industry spends millions of dollars and man hours monitoring oil and gas wells throughout the country. Many oil and gas wells are in remote areas and, aside from typical maintenance and production monitoring, there is a constant threat of vandalism, sabotage and product theft. Today, all monitoring of wells requires that an employee be physically present at a well to perform necessary inspections. We are working with industry leaders to eliminate this labor-intensive process. After installation of our petroleum surveillance package, customers can monitor their assets from anywhere in the world using the internet. In addition, we have, and continue to form strategic alliances with providers of complementary monitoring products that mesh with our satellite products and provide well operators with real-time information to enhance well production.

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

RESULTS OF OPERATIONS:

Three Months Ended December 31, 2009 and 2008

Revenue and Cost of goods sold.

     We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the three month period ended December 31, 2009 and 2008 are outlined in the table below:

	Three months ended
	December 31,
	2009	2008

VMS Revenue:
Equipment license/monitoring fees	$15,477	$3,089
Domain/business hosting fees	1,337	1,266
Other	660	-
	$17,474	$4,.355

Other Revenue:
Equipment sales	$13,585	$19,931
IT Services	6,161	9,639
Other	-	-
	$19,746	$29,570

Revenue	$37,220	$33,925

Cost of goods sold	(9,361)	(11,733)
	$27,859	$22,192

     Our VMS revenues for the three month period ended December 31, 2009 increased as compared to the comparative period in 2008 as a result of bringing additional monitoring locations on revenue. At December 31, 2009, we had 23 monitoring locations on revenue.

     IT services revenues for the three month period ended December 31, 2009 decreased as compared to 2008 as our staff was focusing on the manufacture of VMS units as opposed to selling such services to the market.

     Our gross profit percent on equipment sales was 31% for the three months ended December 31, 2009 as compared to 41% for the 2008 comparable three-month period.

Selling, general and administrative expenses.

     Our selling, general and administrative expenses for the three month period ended December 31, 2009 and 2008 are outlined in the table below:

	Three months ended
	December 31

	2009	2008
Wages & employee benefits	$(22,616)	$168,708
Contract services	22,704	31,085
Board Fees	12,500	12,500
Accounting, audit and tax expenses	-	4,250
Legal	11,202	(9,529)
Stock transfer/shareholder/proxy fees	2,043	884
Other professional fees/filings	2,420	-
Rent	4,400	13,200
Utilities	4,810	2,399
Computer network services	387	791
Computer server/internet fees	759	152
Advertising/domain registration	602	10,316
Telephone	14,557	5,194
Travel, meals and entertainment	2,896	9,475
Research & development	632	-
Insurance	4,125	720
Other expenses	4,431	(738)
	$65,852	$249,407

     Wages & employee benefits are down in the comparable quarters as we corrected our accrual for officers’ wages based on the conversion of their accrued salaries to equity on November 24, 2009.

Six Months Ended December 31, 2009 and 2008

Revenue and Cost of goods sold.

     We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the six month period ended December 31, 2009 and 2008 are outlined in the table below:

	Six months ended
	December 31,
	2009	2008

VMS Revenue:
Equipment license/monitoring fees	$28,909	$3,089
Domain/business hosting fees	3,648	2,898
Other	2,173
	$34,730	$5,987

Other Revenue:
Equipment sales	$20,010	$69,194
IT Services	9,136	41,839
Other	-	285
	$29,146	$111,318

Revenue	$63,876	$117,305

Cost of goods sold	(13,978)	(45,008)
	$49,898	$72.297

     Our VMS revenues for the six month period ended December 31, 2009 increased as compared to the comparative period in 2008 as a result of bringing additional monitoring locations on revenue. At December 31, 2009, we had 23 monitoring locations on revenue.

     IT services revenues for the six month period ended December 31, 2009 decreased as compared to 2008 as our staff was focusing on the manufacture of VMS units as opposed to selling such services to the market.

     Our gross profit percent on equipment sales was 30% for the six months ended December 31, 2009 as compared to 35% for the 2008 comparable six-month period.

Selling, general and administrative expenses.

     Our selling, general and administrative expenses for the six month period ended December 31, 2009 and 2008 are outlined in the table below:

	Six months ended
	December 31,

	2009	2008

Wages & employee benefits	$127,088	$290,920
Contract services	83,076	90,926
Board Fees	25,000	25,000
Accounting, audit and tax expenses	22,500	27,625
Legal	12,207	(1,681)
Stock transfer/shareholder/proxy fees	2,698	959
Other professional fees/filings	2,420	-
Rent	17,600	26,400
Utilities	9,015	5,016
Computer network services	774	26,538
Computer server/internet fees	1,528	152
Advertising/domain registration	1,671	10,824
Telephone	27,030	11,244
Travel, meals and entertainment	6,649	12,466
Research & development	720	-
Insurance	9,692	5,177
Other expenses	11,423	30,835
	$361,091	$562,401

     Selling, general and administrative expenses for the six month period ended December 31, 2009 decreased by 36% as compared to the comparative period in 2008 do to the correction of the over accrual in wages upon the conversion of the liability into equity. Without this correction, our selling, general and administrative expenses are down 16% period over period as our management continues to make a concentrative effort to reduce such costs until top-line revenue can support our business operations.

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

Working Capital

			Percentage
	December 31,	June 30,	Increase/
	2009	2009	(Decrease)

Current Assets	$218,996	$204,000
Current Liabilities	1,214,820	1,895,871
Working Capital (deficit)	$(995,824)	$(1,691,871)	41.14%

Cash Flows	Six months ended
	December 31,	December 31,
	2009	2008

Net cash (used in) operating activities	$(450,066)	$(341,741)
Net cash (used in) by investing activities	(15,915)	(1,573)
Net cash flow provided by (used in) financing activities	472,976	229,847
Increase (decrease) in cash and cash equivalents	$6,995	$(113,467)

     Our cash on hand at December 31, 2009 was approximately $46,000. We have made a concentrated effort over the prior twelve months to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $40,000 to $50,000 per month. Until the time period that additional monitoring locations are on revenue, we may need to raise additional working capital to fund our current business activities. We will plan to raise the additional capital needed to meet these immediate short-term needs primarily through borrowings from officers, directors or private investors.

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

     On November 24, 2009, we issued 15,500,000 shares of common stock of our company to convert $775,000 of the convertible notes payable and issued two officers $373,000 of subordinated notes payable in exchange for the remaining outstanding convertible notes payable. In addition, on November 24, 2009 we issued 5,870,834 shares of our common stock to two officers for cancellation of $181,996 of accrued salaries. The shares were issued to U.S. persons pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

     Over the long term we will require additional funds in order to acquire equipment, install and monitor additional monitoring locations, as well as any other expansions into newer markets for us, will require additional financing. We anticipate relying on cash flows from operations, equity offerings, and debt financing for such expansion. We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently in place for the purpose of proceeding with our plan of operations. We have initiated discussions with a third party to provide new equity and/or debt financing through a revolving credit facility or term loans.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not yet achieved sustainable positive cash flows. As such, we will depend to a large extent on outside capital over the near-term to fund our capital needs. Such outside capital may be obtained from additional debt and or equity financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our operating costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On October 19, 2009 we issued 4,500,000 shares of our common stock to William S. Dickey for $225,000. Proceeds from this equity offering were used to repay $125,000 of his convertible notes payable and $25,000 of his subordinated notes payable with the remaining $75,000 available for working capital requirements. The shares were issued to a U.S. person pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended

     On November 24, 2009, we issued 15,500,000 shares of common stock of our company to convert $775,000 of the convertible notes payable and issued two officers $373,000 of subordinated notes payable in exchange for the remaining outstanding convertible notes payable. In addition, on November 24,2009 we issued 5,870,834 shares of common stock to two officers for cancellation of $181,996 of accrued salaries. The shares were issued to U.S. persons pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

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

     During November and December 2009, we entered into $157,500 of additional unsecured three-month subordinated notes payable with William S. Dickey and Robert A. Morrison. The notes bear interest st 12% and extend monthly after the three month term.

     On November 24, 2009 we issued 15,500,000 shares of our common stock to convert $775,000 of convertible notes payable. In addition, on November 24, 2009 we issued 5,870,834 shares of our common stock to two officers for cancellation of $181,996 of accrued salaries. The shares were issued to U.S. persons pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

     On December 21, 2009 we issued 250,000 shares of our common stock to an affiliate of one of our Board of Directors for services rendered to us. We valued the 250,000 shares based on the quoted trade price on December 21, 2009 ($.021) and recorded $5,250 as contract services expense.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).
3.3	Certificate of Change filed with the Nevada Secretary of State on December 1, 2009 (filed herewith).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan of HS3 Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).
(10)	Material Contracts
10.1

Share Purchase Agreement dated March 5, 2005 among Zeno Inc., Linda Smith, Acropolis Investment Holdings, LLC and Gregory S. Yanke Law Corporation (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).
10.3	Surveillance Installment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).
10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).
10.5	Distribution Agreement with Autostar Technology Private Limited (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).
10.6	Warrant Purchase Agreement dated November 6, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2007).
10.7	Agreement with the American Humane Association (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008)
10.8	Subordinated Loan Agreement with our company and Robert A. Morrison dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).

Exhibit	Description
Number
10.9	Debt Settlement and Subscription Agreement with our company and Robert A. Morrison dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.10	Debt Settlement and Subscription Agreement with our company and Mark L. Lana dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.11	Debt Settlement and Subscription Agreement with our company and William S. Dickey dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.12	Subordinated Loan Agreement between our company and William S. Dickey dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.13	Debt Settlement and Subscription Agreement with our company and Greg Dickey dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.14	Debt Settlement and Subscription Agreement with our company and Charles F. Ferris dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.15	Debt Settlement and Subscription Agreement with our company and Mike Yinger dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009.
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-KSB filed on October 10, 2007).
31	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES, INC.
(Registrant)

Dated: February 12, 2010	/s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)