Form 10-Q
period 2010-03-31
HS3 TECHNOLOGIES INC.
filed 2010-05-14
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010 OR

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
[ ] YES [ ] NO

As of May 14, 2010, there were 68,716,636 shares of the registrant’s Common Stock issued and outstanding

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

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

     The interim unaudited condensed consolidated financial statements of HS3 Technologies, Inc. as of and for the three month and nine month period ended March 31, 2010 are included herein beginning on the following page. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended June 30, 2009, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 21, 2009 with the Securities and Exchange Commission (File No. 001-32289). Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

HS3 Technologies, Inc.
Condensed consolidated balance sheets

	March 31,	June 30,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$2,663	$38,592
Trade accounts receivable	42,807	18,396
Inventory	139,086	147,012
	184,556	204,000
Furniture, fixtures and equipment, net of accumulated depreciation of $112,343 and $84,650 respectively	64,715	76,493
Other assets, net	64,593	71,594
	$313,864	$352,087

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$194,934	$75,323
Other accrued liabilities	417,965	514,562
Convertible notes payable	-	1,173,000
Subordinated notes payable	560,500	-
Long-term debt, current portion	144,293	132,986
	1,317,692	1,895,871

Long-term debt	-	109,024
Other liabilities	28,000	28,000
Total Liabilities	1,317,692	2,032,895

Stockholders’ Equity (Deficit): Preferred stock, $0.0001 par value, 2,500,000 shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 200,000,000 authorized, issued and outstanding 68,716,636 and 41,995,802 at March 31, 2010 and June 30, 2009 respectively	68,717	41,996
Additional paid-in capital	5,569,526	4,385,001
Accumulated deficit	(6,670,071)	(6,107,805)
	(1,031,828)	(1,680,808)
	$313,864	$352,087

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009

Revenue	$36,900	$56,837	$100,776	$174,142
Cost of goods sold	3,355	13,921	17,333	58,929
Gross profit	33,545	42,916	83,443	115,213

Operating Expenses:
Selling, general and administrative	136,681	272,851	497,772	835.252
Depreciation and amortization	11,966	10,120	34,694	29,029
Total operating expenses	148,647	282,971	532,466	864,281

Loss from operations	(115,102)	(240,055)	(449,023)	(749,068)

Other income (expense):
Interest expense, net	(24,058)	(44,798)	(113,243)	(87,534)
Total other income (expense)	(24,058)	(44,798)	(113,243)	(87,534)

Net loss	$(139,160)	$(284,853)	$(562,266)	$(836,602)

Net loss per share-basic and diluted	$(0.002)	$(0.007)	$(0.010)	$(0.020)

Weighted average number of common shares outstanding	68,329,969	41,787,469	54,835,914	40,858,028

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

				Unamortized
				Cost			Total
			Additional	Stock/Warrants	Retained		Stockholders
	Common Stock		Paid-in	Issued for	Earnings		Equity
	Shares	Amount	Capital	Service	(Deficit)		(Deficit)
Balances as of June 30, 2007	31,470,802	$31,471	$3,658,713	$(281,920)	$(3,374,938)		$33,326
Shares issued for cash	5,300,000	5,300	524,700	-	-		530,000
Shares issued for services	3,175,000	3,175	204,875	165,920	-		373,970
Warrants issued for services	-	-	16,135	116,000	-		132,135
Purchase of warrants	-	-	(70,964)	-	-		(70,964)
Net loss		-	-	-	(1,556 ,448)		(1,556,448)
Balances as of June 30, 2008	39,945,802	$39,946	$4,333,459	$-	$(4,931,386)		$(557,981)
Shares issued for cash	-	-	-	-	-		-
Shares issued for services/ cancellation of debt	2,050,000	$2,050	$51,542	-	-		53,592
Net loss		-	-	-	$(1,176,419)	$	( (1,176,419)
Balances as of June 30, 2009	41,995,802	$41,996	$4,385,001	$-	$(6,107,805)		$(1,680,808)
Shares issued for services	850,000	850	28,400	-	-		29,250
Shares issued for cancellation of debt and other accrued liabilities	25,870,834	25,871	1,156,125	-	-		1,181,996
Net loss		-	-	-	(562,266)		(562,266)
Balances as of March 31, 2010	68,716,636	$68,717	$5,569,526	$-	$(6,670,071)		$(1,031,828)

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows

	Nine months ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(562,266)	$(836,602)

Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	34,694	29,029
Accretion of interest	4,034	4,035
Warrants, stock, and options issued for service	29,250	53,592
Changes in operating assets and liabilities:
Accounts receivables	(24,411)	104,003
Inventory	7,926	(55,705)
Accounts payable and accrued liabilities	23,014	(29,547)
Net cash (used in) operating activities	(487,759)	(731,195)

Cash flow from investing activities:
Additions to furniture, fixtures & equipment	(15,915)	(12,907)
Net cash (used in) investing activities	(15,915)	(12,907)

Cash flow from financing activities:
Sale of common stock	225,000	-
Proceeds (repayments) convertible notes payable	(25,000)	886,000
Proceeds (repayments) subordinated notes payable	187,500	-
Borrowings (repayments) long-term debt	(101,751)	(87,228)
Other accrued liabilities converted to equity	181,996	-
Net cash flow provided by (used in)financing activities	467,745	798,772

Increase (decrease) in cash and cash equivalents	(35,929)	54,670
Cash and cash equivalents, beginning of period	38,592	30,318
Cash and cash equivalents, end of period	$2,663	$184,988

Supplemental cash flow information:
Interest paid	$23,925	24,651
Income taxes paid	$--	$-

Non cash financing activities:
Stock issued for services	$29,250	$12,000
Stock issued for other accrued liabilities	$181,996	$-
Stock issued for convertible notes payable	$775,000	$-
Subordinated notes payable issued for convertible notes payable	$373,000	$-

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

(j) Equity-Based Compensation

     Common stock, warrants, and options issued for services are accounted for based on the fair market value at the date the services are performed. If the awards are based on a vesting period the fair market value of the awards is determined as vesting is earned. If the services are to be performed over an extended period of time the value (if material) is amortized over the life of the period that services are performed.

(k) Concentration of Credit Risk

     We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at March 31, 2010.

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

3. OTHER ACCRUED LIABILITIES

     Other accrued liabilities are as follows:

	March 31,	June 30,
	2010	2009

Accrued board fees	$133,332	$95,832
Accrued salaries, officers	80,000	293,542
Accrued interest	200,946	115,662
Payroll liabilities	3,414	9,372
Sales tax payable	273	154
	$417,965	$514,562

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

     During November and December 2009, we entered into $157,500 of additional unsecured three-month subordinated notes payable with William S. Dickey and Robert A. Morrison. The notes bear interest at 12% and extend monthly after the three month term.

     On February 24, 2010, we entered into a $30,000 additional unsecured three-month subordinated notes payable with William S. Dickey. The notes bear interest at 12% and extend monthly after the three month term.

     At March 31, 2010, the following subordinated notes payable are outstanding:

William S. Dickey	$480,000
Robert A. Morrison	80,500
$560,500

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

     The notes have an interest rate of 15.499% and mature in three (3) years from the commencement date, and are collateralized with the Company’s personal property as defined in the loan and security agreement. For the nine months ended March 31, 2010, we recorded $27,959 as interest expense pursuant to the notes.

     Each note also has a final payment fee of $14,000 that is due on the earlier to occur of the maturity date or prepayment. These fees are being amortized over the life of the loans with the obligation reflected in other long-term liabilities. For the nine-months ended March 31, 2010, we amortized $7,002.

     The $400,000 proceeds were allocated to each instrument based on the fair market value of each based on the Black-Scholes pricing model. The assumptions used in valuing the warrants were: stock price $.13; exercise price $.12, life – 5 years; volatility 101.17%; dividend yield 0%; and the yield of a risk free investment 3.08% . We determined the fair value of the note and interest to be $400,000 and the fair market value of the warrants to be $16,814. We allocated the proceeds to each based on the respective percentages of total value. The value of the notes was $383,865 and the warrants $16,135. The discount on the notes will be accreted into interest expense based on the straight line method over the three (3) year life of the loans. For the nine months ended March 31, 2010 we recorded $4,034 respectively as additional interest expense. At March 31, 2010 we had 4,033 discount remaining to be amortized into interest. The value of the loans at March 31, 2010 was $144,293 ($148,327 principal owed), all of it being current.

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

     On February 28, 2010 the Board voted to issue 600,000 shares of our common stock for financial consulting services rendered to us effective February 1, 2010. We valued the 600,000 shares based on the quoted trade price on February 1, 2010 ($.04) and recorded $24,000 as contract services expense.

     Pursuant to the 2005 Stock Option Plan, the Board of Directors had granted 2,500,000 options under the plan. At March 31, 2010, 1,500,000 options (with an exercise price of $.1667) are outstanding which expire in March 2012.

7. OTHER and SUBSEQUENT EVENTS

     On March 4, 2010, the Company announced its letter of intent to acquire Wizard Works Security Systems, Inc., a 20-year old Colorado company. Wizard Works is an established, well-known security installation company with local, national, and world-wide clientele. Mr. Chester Gilliam; founder and president of Wizard Works, and his crew will add experience and knowledge to our staff. We believe that Wizard Works Security Systems, Inc. will be a strategic fit for our company bringing growth potential into new (self-storage) markets within the security industry.

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
  Self-Storage Facilities

PRODUCERS OF ANIMAL PRODUCTS:

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

     Through the combined use of proprietary technology, including innovations, video analytics, and digital video recorders (DVR) the Company has developed state-of-the-art wireless, internet linked cellular, and satellite linked surveillance systems. We are in a unique position to be the first company with national surveillance capabilities, to provide an independent 3rd party monitoring verification system to the public that increases their level of confidence in fundamentally important industries. Our surveillance and monitoring provides these assurances with a “certified humane” brand, whether acquired or created and generated in house.

     Animal protein producers desire increased market share that hold margins while requiring value in programs they utilize. Our true measures of value can be assessed through increased profits and the realization of risk mitigation.

     Our surveillance program allows:

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

     Our company‘s VMS and surveillance program provide the above criteria with a very low cost of entry that was modeled after a typical cable TV system. The equipment is provided to the producers who pay a monthly equipment license fee with requisite subscription fees for monitoring services. To further lower barriers of entry, our program removes the high front end equipment costs to the producers.

     We intend to enter and penetrate into the animal welfare, protein and production business by contracting with various producers, associations, and/or companies that can use our surveillance services as a part of any value-added welfare/stewardship and production brand that they choose. As the architect of the surveillance system, we are able to provide specific elements (as designed & tailored by the producer/company) of our monitoring services to customers while maintaining ownership of the proprietary VMS system.

     Over the prior year, we have determined proof of a market and penetration concept of the technology and also of our business model. Our strategy is to maintain market penetration with us as a vendor to associations/producers and/or companies desiring various certification programs. We are attempting to seize this initiative in the livestock arena because there is a significant opportunity to expand our service to meet the needs of additional protein producers in pork, beef, poultry, and dairy industries.

HOMELAND SECURITY:

     We have installed (on a beta test) remote video products for the U.S. Coast Guard, enabling the monitoring of and relaying of the physical location of freight trains at ports of entry. The product relays GPS and live video over a cellular network.

     Our covert deployment system is one of the products developed that is technologically advanced. The covert deployment system allows the utilization of cellular technology and provides a physically small footprint for loss prevention operations. These systems utilize SMS messaging for alerting and motion detection or other triggers to activate video that records perpetrators on the enclosed drive, simultaneously sending attached photos to our secured portal. It is estimated there are 13,000 active train locomotives currently in the United States spread over 7 companies. Homeland Security is concerned about the risk to the public should a locomotive and its cargo become hijacked or compromised. We have developed and deployed a biometric access control system which limits access to the locomotive. In addition, we implemented GPS and video monitoring transmitted in real-time over a cellular network to a centralized monitoring center. We have completed beta testing on 28 locomotives with good results and feedback and are awaiting customer feedback.

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

CONSTRUCTION PROJECTS:

     HS3 is working with 3 national construction companies to provide remote video security deploying the companies “OPIE” product. When installed “OPIE” provides recurring revenue through live video monitoring of remote job sites. Captured video is transmitted to the Denver monitoring center for analytics and event classification. Management is confident that the increasing need for remote security will continue, and open untapped markets for our proprietary cost effective solution. Uniquely positioned the Company feels the market for our OPIE technology will continue to grow for years to come.

     HS3 is continuing to work with a National Livestock trailer manufacturing company to provide its proprietary video technology in trailers that monitor animal welfare and handling during transportation, loading, and unloading. The Company is in the second year of deploying this technology and has reached a threshold where it‘s ready for this market to explode. Renowned Doctor of Animal Science, Dr Temple Grandin in the last few weeks was quoted saying “it is time to watch the animals in livestock operation and transportation”. HS3 has the technology and capability to provide the solution to the livestock industry, solving transportation monitoring requirements.

SELF-STORAGE FACILITIES:

Over the last 30 years the self-storage industry has typically employed part-time guard services to randomly check their properties during off hours. One or two security drive-bys a night can cost $650 per month. HS3 has a solution that offers continuous surveillance at half the rate. Bringing this industry into the 21st Century the Companies’ technology and Denver monitoring center can provide 24/7/365 monitoring, improving both monitoring and reduced costs.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2010 and 2009

Revenue and Cost of goods sold.

     We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the three month period ended March 31, 2010 and 2009 are outlined in the table below:

	Three months ended
	March 31,
	2010	2009

VMS Revenue:
Equipment license/monitoring fees	$16,558	$8,775
Domain/business hosting fees	3,156	1,053
Other	550	10,000
	$20,264	$19,828

Other Revenue:
Equipment sales	$6,626	$29,489
IT Services	10,010	7,520
Other	-	-
	$16,636	$37,009

Revenue	$36,900	$56,837

Cost of goods sold	(3,355)	(13,921)
	$33,545	$42,916

Selling, general and administrative expenses.

     Our selling, general and administrative expenses for the three month period ended March 31, 2010 and 2009 are outlined in the table below:

	Three months ended
		March 31

	2010	2009
Wages & employee benefits	$36,548	$159,211
Contract services	29,611	29,000
Board Fees	12,500	12,500
Accounting, audit and tax expenses	5,500	2,720
Legal	5,232	8,962
Stock transfer/shareholder/proxy/filing fees	2,591	(534)
Rent	-	13,200
Utilities	6,859	4,165
Computer network services	691	387
Computer server/internet fees	760	456
Advertising/domain registration	2,800	12,766
Telephone	20,194	12,369
Travel, meals and entertainment	1,503	1,697
Research & development	644	414
Insurance	7,693	9,561
Other expenses	3,555	5,977
	$136,681	$272,851

     Wages & employee benefits are down from the comparable 2009 quarter as we corrected our accrual for officers’ wages based on the conversion of their accrued salaries to equity on November 24, 2009. Rent is down in the comparable period as we renegotiated our lease contract effective November 1,2009.

Nine Months Ended March 31, 2010 and 2009

Revenue and Cost of goods sold.

     We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the nine month period ended March 31, 2010 and 2009 are outlined in the table below:

	Nine months ended
	March 31,
	2010	2009

VMS Revenue:
Equipment license/monitoring fees	$45,467	$11,864
Domain/business hosting fees	6,804	3,950
Other	2,723	10,000
	$54,994	$25,814

Other Revenue:
Equipment sales	$26,636	$98,683
IT Services	19,146	49,360
Other	-	285
	$45,782	$148,328

Revenue	$100,776	$174,142

Cost of goods sold	(17,333)	(58,929)
	$83,443	$115,213

     Our VMS revenues doubled period over period as we continued to bring on additional monitoring locations on line. As we focused on this initiative, our equipment sales declined and due to reduced staff, our IT services billed to customers also declined. Despite the termination of the AHA agreement on February 28, 2010, as disclosed in Item 1, Part II of this quarterly report, we continue to work on numerous other customers and markets to license equipment and perform monitoring services.

     Our gross profit percent on equipment sales was 35% for the nine months ended March 31, 2010 as compared to 40% for the 2009 comparable nine-month period.

Selling, general and administrative expenses.

     Our selling, general and administrative expenses for the nine month period ended March 31, 2010 and 2009 are outlined in the table below:

	Nine months ended
	March 31,

	2010	2009

Wages & employee benefits	$163,636	$450,131
Contract services	112,687	97,426
Board Fees	37,500	37,500
Accounting, audit and tax expenses	28,000	30,345
Legal	17,439	7,281
Stock transfer/shareholder/proxy/filing fees	7,709	425
Rent	17,600	39,600
Utilities	15,874	9,181
Computer network services	1,465	26,925
Computer server/internet fees	2,288	608
Advertising/domain registration	4,471	46,090
Telephone	47,224	23,613
Travel, meals and entertainment	8,152	14,163
Research & development	1,364	414
Insurance	17,385	14,738
Other expenses	14,978	27,196
Bad debt expenses	-	9,616
	$497,772	$835,252

     Selling, general and administrative expenses for the nine month period ended March 31, 2010 decreased by 40% as compared to the comparative period in 2009 do to the correction of the over accrual in wages upon the conversion of the liability into equity. Without this correction, our selling, general and administrative expenses are down 27% period over period as we continue to make a concentrative effort to reduce these expenses until top-line revenue can support our business operations.

Liquidity and Capital Resources

     Our primary liquidity needs are to fund our working capital requirements and future capital expenditures. Our ability to continue as a going concern is dependent upon obtaining additional working capital to develop our business operations. We intend to use borrowings and security sales to mitigate the affects of our cash position; however, due to current conditions in the debt and equity markets, no assurance can be given that debt and/or equity financing, if and when required, will be available.

Working Capital

			Percentage
	March 31,	June 30,	Increase/
	2010	2009	(Decrease)

Current Assets	$184,556	$204,000
Current Liabilities	1,317,692	1,895,871
Working Capital (deficit)	$(1,133,136)	$(1,691,871)	33%

Cash Flows	Nine months ended
	March 31,	March,
	2010	2009

Net cash (used in) operating activities	$(487,759)	$(731,195)
Net cash (used in) by investing activities	(15,915)	(12,907)
Net cash flow provided by (used in) financing activities	467,745	798,772
Increase (decrease) in cash and cash equivalents	$(35,929)	$54,670

     Our cash on hand at March 31, 2010 was approximately $3,000. We have made a concentrated effort over the past year to continue to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $40,000 to $50,000 per month. Until the time period that additional monitoring locations are on revenue, we will need to raise additional working capital to fund our current business activities. We will plan to raise the additional capital needed to meet these immediate short-term needs primarily through borrowings from officers, directors or private investors and/or equity issuance.

     Over the long term we will require additional funds in order to acquire equipment, install and monitor additional monitoring locations, as well as any other expansions into newer markets for us, will require additional financing. We anticipate relying on cash flows from operations, equity offerings, and debt financing for such expansion. We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently in place for the purpose of proceeding with our plan of operations. We have initiated discussions with a third party to provide new equity and/or debt financing through term loans.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of March 31, 2010 that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

     There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Effective February 28, 2010, the American Humane Association (“AHA”) terminated a master licensing and monitoring agreement dated February 1, 2009. Under the agreement our company agreed to provide and install digital video surveillance systems and equipment at such locations as are designated by AHA. The agreement was to expire on the tenth anniversary of the effective date of the agreement.

     AHA has claimed that the company’s showing of a marketing video of animals at a trade show without AHA written permission was an incurable breach of the contract. We believe the termination by AHA is a breach of the contract. On April 30, 2010, we executed with AHA a settlement agreement and mutual release wherein the master licensing and monitoring agreement is terminated February 28, 2010 and of no further force or effect and each party therein release and forever discharge the other party from any and all claims, liabilities, and causes of actions.

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

Although we anticipate that we will be able to start generating increased revenues during the next 12 months, we also expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflows unless and until our existing security products and services, and or any new security products that we may develop or acquire, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the nine-months ended March 31, 2010, we issued 850,000 shares of our common stock for services rendered to us. The shares were issued to U.S. persons pursuant to the exemption from registration provided under Rule 506 of regulation D, promulgated under the U.S. Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. [Removed and Reserved]

Item 5. Other Information

     On February 1 2010 we issued 600,000 shares of our common stock to Williams S. Dickey for an eleven month financial consulting agreement. We valued the 600,000 shares based on the quoted trade price on February 1, 2010 ($.040) and we recorded $24,000 as contract services expense.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).

3.3	Certificate of Change filed with the Nevada Secretary of State on December 1, 2009 and filed on Form 10-Q on February 12,2010.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	2005 Stock Option Plan of HS3 Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).

(10)	Material Contracts

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

HS3 TECHNOLOGIES, INC.
(Registrant)

Dated: May 15, 2010	/s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)