Form 10-K
period 2010-06-30
HS3 TECHNOLOGIES INC.
filed 2010-09-29
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

State issuer's revenues for its most recent fiscal year $113,270

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 10, 2010 was $924,347 based on a $0.030closing price for the Common Stock on January 29, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

68,116,636 common shares issued and outstanding as of September 10, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance including, but not limited to the following:

•	certain statements, including possible or assumed future results of operations, in Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	any statements contained herein regarding the prospects for our business or any of our services;

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

          During fiscal year ended June 30, 2010 we: (a) sold 4,500,000 shares of our common stock for total cash proceeds of $225,000; issued 850,000 shares of our common stock for services rendered to us; and (c) issued 20,770,834 shares of our common stock for cancellation of our convertible notes payable and other payables due our officers and directors. We still owe 600,000 shares of the 850,000 shares our common stock issued for service.

          Effective February 1, 2009, we signed a ten (10) year agreement with the 130 year old American Humane Association (AHA). HS3 and AHA’s relationship was to create a Video Monitoring System which was anticipated by AHA to become a standard part of the American Humane Certified™ program(AHC), which is a voluntary fee-based program available to producers, processors and haulers of animals raised for food. The AHC program provides independent third-party verification that those businesses treat and care for their animals humanely. Pursuant to the AHA agreement, we were to provide the installation, integration, and monitoring of production facilities and the transportation of animals to ensure the husbandry and transportation of the animals conforms to AHC certification standards. Effective February 28, 2010, AHA terminated the agreement claiming that the Company’s showing of a marketing video of animals at a trade show without AHA written permission was an incurable breach of the contract. The Company believes the termination by AHA was a breach of the agreement and on April 30, 2010, the parties entered into a Settlement Agreement And Mutual Release.

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

          Through the combined use of proprietary technology, including innovations, video analytics, and digital video recorders (DVR) our company has developed state-of-the-art wireless, internet linked cellular, and satellite linked surveillance systems. HS3 is in a unique position to be the first company with national surveillance capabilities, to provide an independent 3rd party monitoring verification system to the public that increases their level of confidence in fundamentally important industries. HS3’s surveillance and monitoring provides these assurances with a “certified humane” brand, whether acquired or created and generated in house. HS3 registered the trademarked MONIPRO for this purpose.

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

          Our company‘s VMS and surveillance program provide the above criteria and was modeled after a typical cable TV system. We offer a very low cost of entry. The equipment is provided to the Producers who pay a monthly equipment license fee with requisite subscription fees for monitoring services. To further lower barriers of entry, HS3’s program removes the high front end equipment costs to the producers.

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

          We have executed a “letter of intent” for the acquisition of Wizard Works Security Systems Inc., a 20-year old Colorado company. Wizard Works is established, well-known Security Installation Company with local, national, and world-wide clientele. Mr. Chester Gilliam; founder and president of Wizard Works, and his crew add experience and knowledge HS3 Technologies, Inc. “Management is of the opinion that Wizard Works, Inc. will be a good fit for our company bringing growth potential into new markets within the security industry.

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

Over the past two fiscal quarters, we have expended $2,611 on research and development.

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

Patents and Proprietary Technology

We are in the process of obtaining a patent on OPIE (Outside Portable Investigative Equipment)

Marketing

We in the future may engage professional marketing firms to market our products nationally and worldwide.

Employees

As of June 30, 2010, we had four (4) full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

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

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation. On August 7, 2009, our board recommended increasing the total authorized shares to 200,000,000, which was approved at our November 2009 annual shareholder meeting.

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

Our independent auditors have noted in their report concerning our financial statements as of June 30, 2010 that we have incurred substantial losses since inception, which raises substantial doubt abut our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See our auditors’ report on our consolidated financial statements elsewhere in this Form 10-K

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

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

ITEM 2. PROPERTIES

Principal Offices

Our principal offices are located at 1800 Boulder Street, Suite 600, Denver, Colorado 80211-6400. Our telephone number at our principal office is (303) 455-2550. The 4,400 square foot space is leased from a company owned by a major stockholder and officer of the company. We believe that our principal office will be adequate for our immediate and future needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing, or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low

June 30, 2010	$0.01	$0.01
March 31, 2010	$0.02	$0.02
December 31, 2009	$0.04	$0.03
September 30, 2009	$0.06	$0.04
June 30, 2009	$0.08	$0.08
March 31, 2009	$0.01	$0.01
December 31, 2008	$0.04	$0.02
September 30, 2008	$0.02	$0.02
June 30, 2008	$0.02	$0.01

On September 10, 2010, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.01.

As of September 10, 2010, there were 65 holders of record of our common stock. As of such date, 68,116,636 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

Effective February 1, 2010, our company voted to issue 600,000 shares of common stock of our company to a Consultant to provide financial and accounting services to our company. As of September 10, 2010, the shares have not been issued.

On December 21, 2009, we issued 250,000 shares of our common stock to a company affiliated with one of our directors for services rendered to us. The shares were issued to a U.S person pursuant to the exemption from registration provided under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Effective November 24, 2009, we issued an aggregate of 21,370,834 shares of common stock of our company to pay off $1,068,542 of convertible debt. The shares were issued to directors and officers of our company in payment of various debt conversion agreements between our company and the directors and officers.

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

Stock Option Plan

On November 9, 2005, our company adopted the 2005 Stock Option Plan for its directors and employees, reserving a total of 2,500,000 shares of its common stock for issuance pursuant to grants to be made under the stock option plan. As of June 30, 2010, 1,300,000 options (with an exercise price of $.1667) are outstanding which expire in March 2012

The purpose of the 2005 Stock Option Plan is to retain the services of valued key employees and consultants of our company and such other persons as shall be selected in accordance with the 2005 Stock Option Plan, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of the shareholders of our company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants.

The exercise price of shares subject to any option must be at least 100% of the fair market value of the shares on the date of grant. The maximum term of any stock option is 5 years from the date the option is granted. The 2005 Stock Option Plan shall terminate on November 9, 2015.

The following table summarizes certain information regarding our equity compensation plan at September 10, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans
not approved by security
holders:
Options	1,300,000	$ .1667
Warrants	1,000,000	$ .1200	None
Total	2,300,000	$ .1480

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

Plan of Operations And Cash Requirements

Our operating expenses (selling, general and administrative expenses) consist mostly of wages and benefits, contract services and communication expenses. The amount incurred by our company for the years ended June 30, 2010 and 2009, respectively was approximately $536,000 and 1.1 million.

Our cash on hand at June 30, 2010 was approximately $35,000. We have made a concentrated effort over the prior twelve months to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $25,000 to $40,000 per month. Until the time period that further market/customers, are on revenue, we may need to raise additional working capital to fund our current business activities. We intend to raise the additional capital needed to meet these immediate short-term needs primarily through borrowings form officers, directors or private investors or issuance of new equity.

We anticipate relying on cash flows from operations, equity and/or debt financing and factoring our revenue streams for added expansion. We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently in place for the purpose of proceeding with our plan of operations.

Results of Operations for the year ended June 30, 2010 and 2009

Revenue and Cost of goods sold.

We derived revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the year ended June 30, 2010 and 2009 are outlined in the table below:

	Year ended
	June 30,
	2010	2009

VMS Revenue:
Equipment license/monitoring fees	$50,315	$21,488
Domain/business hosting fees	7,852	4,546
Other	3,052	20,072
	$61,219	$46,106

Other Revenue:
Equipment Sales	30,395	102,762
IT Services	21,596	52,585
Other	60	341
	$52,051	$155,688

Revenue	$113,270	201,794

Cost of goods sold	(75,877)	(71,459)
	$37,393	$130,335

Other revenues for the year ended June 30, 2010 decreased as compared to the comparative period in 2009 as a result of reduced staff and temporarily suspending our marketing efforts for our products and services in order to focus exclusively on the AHA roll-out and implementation. As a result, we reduced our efforts to sell equipment and IT services to the market. Our cost of goods sold during the year ended June 30, 2010 includes approximately $22,000 for the write-off of obsolete equipment from the AHA sites and $17,600 from year end inventory write downs.

Selling, general and administrative expenses.

Our selling, general and administrative expenses for the year ended June 30, 2010 and 2010 are outlined in the table below:

	Year ended
	June 30,

	2010	2009
Wages & employee benefits	$232,857	$607,405
Contract services	113,426	174,426
Board Fees	37,500	50,000
Accounting, audit and tax expenses	30,750	33,595
Legal	21,527	13,611
Stock transfer/shareholder/proxy/filing fees	2,698	1,902
Professional Fees/Filings	5,131	-
Rent	17,600	52,800
Utilities	22,101	13,302
Computer network services	1,852	27,312
Computer server/internet fees	3,246	1,155
Advertising/domain registration	4,781	26,772
Telephone	56,076	46,125
Travel, meals and entertainment	15,411	19,055
Research & development	1,666	1,233
Insurance	21,418	22,294
Other expenses	(52,531)	36,108
	$535,509	$1,127,095

Selling, general and administrative expenses for the year ended June 30, 2010 decreased by 52% as compared to the comparative period in 2009 primarily as a result of our management making a concentrative effort to reduce such costs including reduced head count. Contract services for the year ended June 30, 2010 includes approximately $30,000 stock issued for services rendered to us and approximately $33,000 paid to third parties assisting us in attempting to raise capital. The improvement in other expenses is partially attributable to the Settlement Agreement and Mutual Release with AHA.

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

	June 30,	June 30,
	2010	2009

Current Assets	$137,322	$260,427
Current Liabilities (a)	1,327,027)	1,895,871
Working Capital (deficit)	$(1,189,705)	$(1,635,444)

Long-term debt	$-	$109,024
Stockholder’s Equity(deficit)	$(1,149,350)	$(1,680,808)

Current Liabilities (a)
Trade accounts payable	$114,393	$75,323
Other accrued liabilities	495,110	514,562
Subordinated notes payable	580,500	-
Convertible notes payable	-	1,173,000
Long-term debt, current portion	109,024	132,986
	$1,327,027	$1,895,871

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

Working Capital

			Percentage
	June 30,	June 30,	Increase/
	2010	2009	(Decrease)

Current Assets	$137,322	$260,427
Current Liabilities	1,327,027	1,895,871
Working Capital (deficit)	$(1,189,705)	$(1,635,444)	29%

Cash Flows

	Year ended June 30,
	2010	2009	2008

Net cash (used in) operating activities	$(438,893)	$(908,298)	$(767,802)
Net cash (used in) by investing activities	(15,915)	(25,809)	(6,593)
Net cash flow provided by (used in) financing activities	451,131	842,381	903,729
Increase (decrease) in cash and cash equivalents	$(3,677)	$(91,726)	$129,334

Our cash on hand at June 30, 2010 was approximately $35,000. We have made a concentrated effort over the prior twelve months to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $25,000 to $40,000 per month. Until the time period that additional markets/customers are on revenue, we will need to raise additional working capital to fund our current business activities. We will plan to raise the additional capital needed to meet these immediate short-term needs primarily through borrowings from officers, directors or private and/or equity issuance.

Over the long term we will require additional financing in order to acquire equipment, install and monitor additional monitoring locations, as well as any other expansions into newer markets for us. We anticipate relying on cash flows from operations, equity and/or debt financing and/or factoring our revenue streams for such expansion. We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently in place for the purpose of proceeding with our plan of operations. We have initiated discussions with third parties to provide new equity and/or debt financing through term loans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
HS3 Technologies, Inc.

We have audited the accompanying consolidated balance sheet of HS3 Technologies, Inc. as of June 30, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HS3 Technologies, Inc. as of June 30, 2010 and 2009 and the consolidated results of its operations and cash flows for each of the years in the two–year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Weaver & Martin, LLC
Kansas City, Missouri
September 28, 2010

HS3 Technologies, Inc.
Condensed consolidated balance sheets

	June 30,	June 30,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$34,915	$38,592
Trade accounts receivable	8,449	18,396
Other receivables	7,913	56,427
Inventory	86,045	147,012
	137,322	260,427
Furniture, fixtures and equipment, net of accumulated
depreciation of $114,538 and $84,650 respectively	34,522	76,493
Other assets, net	5,833	15,167
	$177,677	$352,087

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$114,393	$75,323
Other accrued liabilities	495,110	514,562
Subordinated notes payable	580,500	-
Convertible notes payable		1,173,000
Other liabilities	28,000
Long-term debt, current portion	109,024	132,986
	1,327,027	1,895,871

Long-term debt	-	109,024
Other liabilities	-	28,000
Total Liabilities	1,327,027	2,032,895

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 2,500,000 shares authorized, none issued or outstanding	-	-
Common stock owed, not issued, 600,000 and -0- shares at June 30, 2010 and 2009, respectively	600	-
Common Stock, $0.001 par value, 200,000,000 authorized, issued and outstanding 68,116,636 and 41,995,802 shares at June 30, 2010 and 2009, respectively	68,117	41,996
Additional paid-in capital	5,569,526	4,385,001
Accumulated deficit	(6,787,593)	(6,107,805)
	(1,149,350)	(1,680,808)
	$177,677	$352,087

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations

	Year ended June 30
	2010	2009		2008

Revenue	$113,270	$201,794		$1,245,527
Cost of goods sold	75,877	71,459		582,977
Gross profit	37,393	130,335		662,550

Operating Expenses:
Selling, general and administrative	535,509	1,127,095		2,142,076
Depreciation and amortization	44,577	39,531		28,440
Total operating expenses	580,086	1,166,626		2,170,516

Loss from operations	(542,693)	(1,036,291)		(1,507,966)

Other income (expense):
Interest expense, net	(137,095)	(140,128)		(48,482)
Total other income (expense)	(137,095)	(140,128)		(48,482)

Net loss	$(679,788)	$(1,176,419)	$	(1,556,448)

Net loss per share-basic and diluted	$(0.012)	$(0.028)		$(0.046)

Weighted average number of common shares outstanding	58,093,645	41,141,692		33,820,893

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

				Common		Unamortized
				Stock		Cost		Total
				Owed	Additional	Stock/Warrants	Retained	Stockholders
	Commo Stock			Not	Paid-in	Issued for	Earnings	Equity
	Shares	Amount		Issued	Capital	Service	(Deficit)	(Deficit)

Balances as of June 30, 2007	31,470,802	$31,471	$		3,658,713	$(281,920)	$(3,374,938)	$33,326

Shares issued for cash	5,300,000	5,300			524,700	-	-	530,000

Shares issued for services	3,175,000	3,175			204,875	165,920	-	373,970

Warrants issued for services	-	-			16,135	116,000	-	132,135

Purchase of warrants	-	-			(70,964)	-	-	(70,964)

Net loss	-	-			-	-	(1,556,448)	(1,556,448)

Balances as of June 30, 2008	39,945,802	$39,946	$		4,333,459	$-	$(4,931,386)	$(557,981)

Shares issued for cash	-	-			-	-	-	-

Shares issued for services/ cancellation of debt	2,050,000	2,050			51,542	-	-	53,592

Net loss	-	-			-	-	(1,176,419)	(1,176,419)

Balances as of June 30, 2009	41,995,802	$41,996	$		4,385,001	$-	$(6,107,805)	$(1,680,808)

Shares issued for cash	4,500,000	4,500			220,500	-	-	225,000

Shares issued for conversion of debt	15,500,000	15,500			759,500			775,000

Shares issued for cancellation of debt	5,870,834	5,871			176,125			181,996

Shares issued for services	250,000	250			28,400			28,650

Shares owed for services, not issued				600				600

Net loss	-	-			-	-	(679,788)	(679,788)

Balances as of June 30, 2010	68,116,636	$68,117		$600	5,569,526	$-	$(6,787,593)	$(1,149,350)

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows

	Year ended June 30,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(679,788)	$(1,176,419)	(1,556,448)

Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	44,577	39,531	31,538
Accretion of interest	5,378	5,380	2,689
Warrants, stock, and options issued for service	29,250	53,592	489,970
(Gain) loss on sale of fixed assets	22,644	-	-
Changes in operating assets and liabilities:
Accounts and other receivables	58,461	140,676	(122,597)
Inventory	60,967	(54,127)	5,129
Deposit on inventory	-	-	22,885
Accounts payable and accrued liabilities	19,618	83,069	359,032
Net cash (used) in operating activities	(438,893)	(908,298)	(767,802)

Cash flow from investing activities:
Additions to furniture, fixtures & equipment	(15,915)	(25,809)	(6,593)
Net cash (used in) investing activities	(15,915)	(25,809)	(6,593)

Cash flow from financing activities:
Sale of common stock	225,000	-	530,000
Proceeds from sale of warrants	-	-	16,135
Acquisition of stock warrants	-	-	(70,964)
Convertible notes payable issued for cancellation
of accrued liabilities	-	104,000	-
Proceeds(repayments)convertible notes payable	(25,000)	857,000	76,000
Proceeds(repayments)subordinated notes payable	207,500	-	-
Borrowings (repayments) long-term debt	(138,364)	(118,619)	352,558
Other accrued liabilities converted to equity	181,996	-	-
Net cash flow provided by financing activities	451,131	842,381	903,729

Increase (decrease) in cash and cash equivalents	(3,677)	(91,726)	129,334
Cash and cash equivalents, beginning of period	38,592	130,318	984
Cash and cash equivalents, end of period	$34,915	38,592	$130,318

Supplemental cash flow information:
Interest paid	$29,203	44,108	$26,135
Income taxes paid	$-	-	$-

Non cash financing activities:
Stock issued for services	$29,250	53,592	$208,050
Stock issued for other accrued liabilities	181,996	-	-
Stock issued for convertible notes payable	775,000	-	-
Subordinated notes payable issued for convertible notes payable	373,000	-	-

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

3. OTHER ACCRUED LIABILITIES

          Other accrued liabilities are as follows:

	June 30,	June 30,
	2010	2009

Accrued board fees	$133,332	$95,832
Accrued salaries, officers	80,000	293,542
Accrued rent, officer	61,505	-
Accrued interest	218,176	115,662
Payroll liabilities	1,569	9,372
Sales tax payable	528	154
	$495,110	$514,562

     Board fees to the two independent board of directors are $25,000 annually which is being deferred until the Company has the ability to pay at which time the board members have the option to receive cash or convert into common stock at the rate of $0.12 or the rate of the last conversion agreement. The Company suspended the accrual April 1, 2010 and did not accrue for the three months ending June 30, 2010.

     On November 24, 2009, we issued 5,870,834 shares of our common stock to two officers of the Company for cancellation of $181,996 of accrued salaries.

     The Company leases office space from a company owned by an officer/director. The Company has accrued 61,505 as a related party liability.

     Accrued interest represents interest on the convertible and subordinated notes payable.

4. CONVERTIBLE AND SUBORDINATED NOTES PAYABLE

Convertible Notes Payable

     The Company has been provided with unsecured loans from officers and directors or private investors pursuant to debt conversion agreements. All principle and interest (at 12%) are due on demand or are converted at the discretion of the provider of the loan. At June 30, 2010 and 2009 the company had -0 and $1,173,000 outstanding pursuant to such debt conversion agreements.

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

     On April 1, 2010 we entered into a $20,000 additional unsecured three month subordinated notes payable with Williams S. Dickey The notes bear interest at 12% and extend monthly after the three month term

     At June 30, 2010, the following subordinated notes payable are outstanding:

William S. Dickey	$500,000
Robert A. Morrison	80,500
$580,500

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

     The notes have an interest rate of 15.499% and mature in three (3) years from the commencement date, and are collateralized with the Company’s personal property as defined in the loan and security agreement. For the year ended June 30, 2010, we recorded $34,582 as interest expense pursuant to the notes.

     Each note also has a final payment fee of $14,000 that is due on the earlier to occur of the maturity date or prepayment. These fees are being amortized over the life of the loans with the obligation reflected in other liabilities. For the year ended June 30, 2010, we expensed $9,334.

      The $400,000 proceeds were allocated to each instrument based on the fair market value of each based on the Black-Scholes pricing model. The assumptions used in valuing the warrants were: stock price $.13; exercise price $.12, life – 5 years; volatility 101.17%; dividend yield 0%; and the yield of a risk free investment 3.08% . We determined the fair value of the note and interest to be $400,000 and the fair market value of the warrants to be $16,814. We allocated the proceeds to each based on the respective percentages of total value. The value of the notes was $383,865 and the warrants $16,135. The discount on the notes will be accreted into interest expense based on the straight line method over the three (3) year life of the loans. For year ended June 30, 2010 and 2009 we recorded $5,378 and $5,380 as additional interest expense. At June 30, 2010 we had $5,833 discount remaining to be amortized into interest. The value of the loans at June 30, 2010 was $111,712. The current portion of the debt was $109,024 ($111,712 principal owed) and the long-term portion of the debt was -0-.

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

     On February 28, 2010 the Board voted to issue 600,000 shares of our common stock for financial consulting services rendered to us effective February 1, 2010. We valued the 600,000 shares based on the quoted trade price on February 1, 2010 ($.04) and recorded $24,000 as contract services expense. As of June 30, 2010, these shares are owed, but not issued.

     Pursuant to the 2005 Stock Option Plan, the Board of Directors had granted 2,500,000 options under the plan. At June 30, 2010, 1,300,000 options (with an exercise price of $.1667) are outstanding which expire in March 2012.

7. WARRANTS AND OPTIONS

     The following schedule reflects outstanding warrants and stock options as of June 30, 2010:

		Date
	Shares	Issued	Strike Price	Expiration Date

Stock Options	1,300,000	March 2007	$.1667	March 2012
Warrants	1,000,000	February 2008	$.120	February 2013

8. COMMITMENTS AND CONTINGENCIES

     Operating leases. The Company’s operating lease was up October 31, 2009. The Company’s lease is month to month.

9. SUBSEQUENT EVENTS

     Management has evaluated subsequent events through the date these financial statements were issued and has determined that there are no transactions that need to be recorded or disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of June 30, 2010 that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Operations Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As of September 10, 2010, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Mark Lana	Chief Executive Officer, Treasurer, and Director	56	November 9, 2005
Robert A. Morrison	President and Director	45	June 18, 2007
Charles F. Ferris	Chairman of the Board and Director	63	August 14, 2007
Michael Yinger	Secretary and Director	53	August 14, 2007

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

Involvement in Certain Legal Proceedings

Our directors and executive officers, promoters or control persons have not been involved in any of the following events during the past five years:

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2010, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

  our principal executive officer; and

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2010 who had total compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Mark Lana(1) Chief Executive Officer, Treasurer	2010 2009	$Nil $125,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$124,083 $125,000
Robert A. Morrison(2) President	2010 2009	$Nil $115,000	Nil Nil	Nil Nil	Nil Nil	Nil N/A	Nil N/A	Nil N/A	$423,458 $115,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30 2010.

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

Compensation of Directors

On August 15, 2007 we agreed to issue 720,000 shares of our common stock to Mr. Ferris and Mr. Yinger, Directors of our company, for services that they rendered up to that date. The value of the services was $86,400 based on the trading price of our stock on the day the shares were approved and this was included as professional fee expense. Subsequent to August 15, 2007, we agreed to compensate our independent directors at $25,000 annually which may be deferred until we have the ability to pay, at which time the board members have the option to receive cash or convert to common equity. At June 30, 2010 we have accrued $133,332 for board fees unpaid and an offsetting professional fee expense. On June 4, 2008 we agreed to issue 600,000 shares of our common stock to Mr. Ferris and Mr. Yinger for additional services rendered. The value of the services was $24,000 based on the trading price of our stock on the day the shares were approved and this was included as professional fee expense.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 10, 2010, there were 68,116,636 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the Securities and

Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of September 10, 2010 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Mark Lana 1800 Boulder Street, Suite 600 Denver, CO 80211	5,218,778(2)	7.6%
Robert A. Morrison 1800 Boulder Street, Suite 600 Denver, CO 80211	1,846,282(3)	17.3%
Chuck Ferris 11612 E. 2nd Ave Aurora, CO 80010	860,000	1.3%
Michael Yinger 10940 S. Parker Road, Suite 151 Parker, CO 80134	880,000	1.3%
William S. Dickey 6130 S. Elm Court Centennial, CO 80121	13,500,000	19.8%
DQ Investment Group (4) 6130 S. Elm Ct. Centennial, CO 80121	5,000,000	7.3%
Directors and Executive Officers as a group (5 people)	37,305,060	54.5%

(1)

Based on 68,116,636 shares of common stock issued and outstanding as of September 10, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the company for professional services rendered by the company's independent registered public accounting firm, for the years ended June 30, 2010 and 2009:

Services		2010		2009
Audit fees		$30,750		$34,000
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

Total fees		$30,750		$34,000

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

ITEMS 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).

10.3	Surveillance Instalment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).

Exhibit Number	Description

10.4

Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007). Distribution Agreement with Autostar Technology Private Limited. (incorporated by reference

10.5	from our Current Report on Form 8-K filed on April 4, 2007).

10.6	Warrant Purchase Agreement dated November 6, 2007 (incorporated by reference from our Current Report on Form 8-K on November 20, 2007)

10.7	Agreement with the American Humane Association (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- KSB filed on October 10, 2007)

(31)	Section 302 Certifications

31.1*	Section 302 Certification (Robert A. Morrison).

31.2*	Section 302 Certification (Mark Lana).

(32)	Section 906 Certification

32.1*	Section 906 Certification (Robert A. Morrison).

32.2*	Section 906 Certification (Mark Lana).

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES INC.

By:	/s/ Robert A. Morrison
Robert A. Morrison
President and Director
Principal Executive Officer
Date: September 28, 2010

By:	/s/ Mark Lana
Mark Lana
Chief Executive Officer, Treasurer, and Director
Principal Accounting Officer and Principal Financial Officer
Date: September 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert A. Morrison
Robert A. Morrison
President and Director
Principal Executive Officer
Date: September 28, 2010

By:	/s/ Mark Lana
Mark Lana
Chief Executive Officer, Treasurer, and Director
Principal Accounting Officer and Principal Financial Officer
Date: September 28, 2010

By:	/s/ Charles F. Ferris
Charles F. Ferris
Chairman of the Board and Director
Date: September 28, 2010

By:	/s/ Michael Yinger
Michael Yinger
Secretary and Director
Date: September 28, 2010