Form 10-Q
period 2010-09-30
HS3 TECHNOLOGIES INC.
filed 2010-11-22
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
[ ] YES [ ] NO

As of November 15, 2010, there were 69,316,636 shares of the registrant’s Common Stock issued and outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

		Page
		No.
Item 1.	Unaudited Condensed Consolidated Financial Statements	4
	Condensed consolidated balance sheets as of September 30, 2010 and June 30, 2010	5
	Condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009	6
	Condensed consolidated statements of stockholders equity (deficit) for the years ended June 30, 2010 and 2009 and three months ended September 30, 2010	7
	Condensed consolidated statements of cash flows for the three months ended September 30, 2010 and 2009	8
	Notes to condensed consolidated financial statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4T.	Controls and Procedures	20

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 5.	Other Information	26
Item 6.	Exhibits	26

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report contains forward-looking statements including, but not limited to the following:

.	certain statements, including possible or assumed future results of operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

.	any statements contained herein regarding the prospects for our business or any of our services;

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

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

     The interim unaudited condensed consolidated financial statements of HS3 Technologies, Inc. as of and for the three month period ended September 30, 2010, are included herein beginning on the following page. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended June 30, 2010, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 29, 2010 with the Securities and Exchange Commission (File No. 001-32289). Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

HS3 Technologies, Inc.
Condensed consolidated balance sheets

	September 30,	June 30,
	2010	2010
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$1,887	$34,915
Trade accounts receivable	25,939	8,449
Other receivable	9,414	7,913
Inventory	80,662	86,045
	117,902	137,322
Furniture, fixtures and equipment, net of accumulated depreciation of $122,088 and $114,538 respectively	33,036	34,522
Other assets, net	3,500	5,833
	$154,438	$177,677

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$178,088	$114,393
Other accrued liabilities	497,047	495,110
Subordinated notes payable	580,500	580,500
Other liabilities	28,000	28,000
Long-term debt, current portion	72,317	109,024
Total Liabilities	1,355,952	1,327,027

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 2,500,000 shares authorized, none issued or outstanding
Common stock owed, not issued, 600,000 shares at September 30, and June 30 , 2010	600	600
Common Stock, $0.001 par value, 200,000,000 authorized, issued and outstanding 68,116,636 at September 30, and June 30, 2010	68,117	68,117
Additional paid-in capital	5,569,526	5,569,526
Accumulated deficit	(6,839,757)	(6,787,593)
	(1,201,514)	(1,149,350)
	$154,438	$177,677

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations
Undaudited

	Three months ended September 30,
	2010	2009

Revenue	$28,129	$26,656
Cost of goods sold	2,469	4,617
Gross profit	25,660	22,039

Operating Expenses:
Selling, general and administrative	62,754	295,239
Depreciation and amortization	9,884	11,198
Total operating expenses	72,638	306,437

Loss from operations	(46,978)	(284,398)

Other income (expense):
Interest expense	(5,186)	(55,956)
Total other income (expense)	(5,186)	(55,956)

Net loss	$(52,164)	$(340,354)

Net loss per share-basic and diluted	$(0.001)	$(0.008)

Weighted average number of common shares outstanding	68,116,636	41,995,802

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

					Unamortized
			Common		Cost		Total
			Stock Owed	Additional	Stock/Warrants	Retained	Stockholders
	Common	Stock	Not Issued	Paid-in	Issued for	Earnings	Equity
	Shares	Amount		Capital	Service	(Deficit)	(Deficit)

Balances as of June 30, 2008	39,945,802	$39,946	$-	$4,333,459	$-	$(4,931,386)	$(557,981)
Shares issued for cash	-	-		-	-	-	-
Shares issued for services/ cancellation of debt	2,050,000	2,050		51,542	-	-	53,592
Net loss	-	-		-	-	(1,176,419)	(1,176,419)
Balances as of June 30, 2009	41,995,802	$41,996	$-	$4,385,001	$-	$(6,107,805)	$(1,680,808)
Shares issued for cash	4,500,000	4,500		220,500	-	-	225,000
Shares issued for conversion of debt	15,500,000	15,500		759,500			775,000
Shares issued for cancellation of debt	5,870,834	5,871		176,125			181,996
Shares issued for services	250,000	250		5,000			5,250
Shares owed for services, not issued			600	23,400			24,000
Net loss	-	-		-	-	(679,788)	(679,788)
Balances as of June 30, 2010	68,116,636	$68,117	$600	$5,569,526	$-	$(6,787,593)	$(1,149,350)
Net loss	-	-	-	-	-	(52,164)	(52,164
Balances as of September 30, 2010 Unaudited	68,116,636	$68,117	$600	$5,569,526	$-	$(6,839,757)	$(1,201,514)

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows
Unaudited

	Three months ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(52,164)	$(340,354)

Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	9,884	11,198
Accretion of interest	1,345	1,345
Changes in operating assets and liabilities:
Accounts and other receivables	(18,992)	(1,571)
Inventory	5,383	10,692
Accounts payable and accrued liabilities	65,631	201,975
Net cash (used in) operating activities	11,087	(116,715)

Cash flow from investing activities:
Additions to furniture, fixtures & equipment	(6,064)	(10,683)
Net cash (used in) investing activities	(6,064)	(10,683)

Cash flow from financing activities:
Proceeds (repayments) convertible notes payable	-	125,000
Borrowings (repayments) long-term debt	(38,051)	(35,620)
Net cash flow provided by (used in)financing activities	(38,051)	92,380

Increase (decrease) in cash and cash equivalents	(33,028)	(35,018)
Cash and cash equivalents, beginning of period	34,915	38,592
Cash and cash equivalents, end of period	$1,887	$3,574

Supplemental cash flow information:
Interest paid	$3,841	9,272
Income taxes paid	$--	$-

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

(b) Basis of presentation and use of estimates

     The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2010, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 29, 2010 with Securities and Exchange Commission.

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

(f) Long-lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.

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

(i) Income Taxes

     We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expect to reverse.

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

(k) Concentration of Credit Risk

     We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at September 30, 2010.

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

3. OTHER ACCRUED LIABILITIES

     Other accrued liabilities are as follows:

	September 30,	June 30,
	2010	2010

Accrued board fees	$133,332	$133,332
Accrued salaries, officers	80,000	80,000
Accrued rent, officer	61,505	61,505
Accrued interest	218,176	218,176
Payroll liabilities	3,694	1,569
Sales tax payable	340	528
	$497,047	$495,110

     Board fees to the two independent board of directors are $25,000 annually which is being deferred until the Company has the ability to pay at which time the board members have the option to receive cash or convert into common stock at the rate of $0.12 or the rate of the last conversion agreement.

     The Company leases office space from a company owned by an officer/director. The Company has accrued $61,505 as a related party liability.

     Accrued interest represents interest on the subordinated notes payable and up to the time (November 24, 2009) in which the convertible notes payable were converted into equity.

4. SUBORDINATED NOTES PAYABLE

     At September 30, 2010, the following subordinated notes payable are outstanding: The notes bear interest at 12% and are on a month to month term.

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

     The notes have an interest rate of 15.499% and mature in three (3) years from the commencement date, and are collateralized with the Company’s personal property as defined in the loan and security agreement. For the three months ended September 30, 2010, we recorded $3,841 as interest expense pursuant to the notes.

     Each note also has a final payment fee of $14,000 that is due on the earlier to occur of the maturity date or prepayment. These fees are being amortized over the life of the loans with the obligation reflected in other long-term liabilities. For the three-months ended September 30, 2010, we amortized $2,333.

     The $400,000 proceeds were allocated to each instrument based on the fair market value of each based on the Black-Scholes pricing model. The assumptions used in valuing the warrants were: stock price $.13; exercise price $.12, life – 5 years; volatility 101.17%; dividend yield 0%; and the yield of a risk free investment 3.08% . We determined the fair value of the note and interest to be $400,000 and the fair market value of the warrants to be $16,814. We allocated the proceeds to each based on the respective percentages of total value. The value of the notes was $383,865 and the warrants $16,135. The discount on the notes will be accreted into interest expense over the three (3) year life of the loans. For the three months ended September 30, 2010 we recorded $1,345 as additional interest expense. At September 30, 2010 we had $3,500 discount remaining to be amortized into interest. The value of the loans at September 30, 2010 was $72,317, all of it being current.

6. COMMON STOCK

     During fiscal year ended June 30, 2009 we: (a) issued 1,800,000 shares of our common stock for financial services rendered to us (valued at $32,000) and (b) issued 250,000 shares of our common stock for cancellation of $21,592 of accounts payable to a third party.

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

     On February 28, 2010 the Board voted to issue 600,000 shares of our common stock for financial consulting services rendered to us effective February 1, 2010. We valued the 600,000 shares based on the quoted trade price on February 1, 2010 ($.04) and recorded $24,000 as contract services expense. As of September 30, 2010, these shares are owed, but not issued. These shares were issued on October 4, 2010.

     Pursuant to the 2005 Stock Option Plan, the Board of Directors had granted 2,500,000 options under the plan. At March 31, 2010, 1,500,000 options (with an exercise price of $.1667) are outstanding which expire in March 2012.

7. SUBSEQUENT EVENTS

     On October 4, 2010 the Board voted to issue 600,000 share of our common stock for financial consulting services rendered to us. We valued the 600,000 shared based on the quoted trade price on October 4, 2010 ($.0097) and recorded $5,820 as contract services expense.

     The Company recently signed an agreement to install cameras and upgrade server software in multiple locations of a national quick-serve restaurant chain. The project schedule is 18 months. Successful completion within the established time frame will generate additional installations with comparable terms.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Polices and Estimates

     The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

     A summary of the significant accounting polices that we have adopted and followed in the preparation of our condensed consolidated financial statements is detailed in our consolidated financial statements for the year ended June 30, 2010, included in our Annual Report on Form 10-K filed on September 29, 2010.

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

     During fiscal year ended June 30, 2010 we: (a) sold 4,500,000 shares of our common stock for total cash proceeds of $225,000; issued 850,000 shares of our common stock for services rendered to us; and (c) issued 21,370,834 shares of our common stock for cancellation of convertible notes payable and other payables due our officers and directors. Of the 850,000 shares of our common stock issued for services rendered to us, the last 600,000 shares were issued on October 4, 2010.

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

CONSTRUCTION PROJECTS:

     HS3 is working with 3 national construction companies to provide remote video security deploying the companies “OPIE” product. When installed, “OPIE” provides recurring revenue through live video monitoring of remote job sites. Captured video is transmitted to the Denver monitoring center for analytics and event classification. Management is confident that the increasing need for remote security will continue, and open untapped markets for our proprietary cost effective solution. Uniquely positioned the Company feels the market for our OPIE technology will continue to grow for years to come.

     HS3 is continuing to work with a National Livestock trailer manufacturing company to provide its proprietary video technology in trailers that monitor animal welfare and handling during transportation, loading, and unloading. The Company is in the second year of deploying this technology and has reached a threshold where it‘s ready for this market. HS3 has the technology and capability to provide the solution to the livestock industry, solving transportation monitoring requirements.

SELF-STORAGE FACILITIES:

Over the last 30 years the self-storage industry has typically employed part-time guard services to randomly check their properties during off hours. HS3 has a solution that offers continuous surveillance utilizing the Companies’ technology and Denver monitoring center to provide 24/7/365 monitoring, improving both monitoring and reduced costs.

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2010 and 2009

Revenue and cost of goods sold.

     We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the three month period ended September 30, 2010 and 2009 are outlined in the table below:

	Three months ended
	September 30,
	2010	2009

VMS Revenue:
Equipment license/monitoring fees	$15,054	$13,431
Domain/business hosting fees	912	2,312
Other	-	1,513
	15,966	17,256

Other Revenue:
Equipment sales	668	6,425
IT Services	11,495	2,975
Other	-	-
	12,163	9,400
	-
Revenue	28,129	26,656

Cost of goods sold	(2,469)	(4,617)
	$25,660	$22,039

Selling, general and administrative expenses.

     Our selling, general and administrative expenses for the three month period ended September 30, 2010 and 2009 are outlined in the table below:

	Three months ended
	September 30,

	2010	2009
Wages & employee benefits	$27,116	$149,704
Contract services	-	60,372
Board Fees	-	12,500
Accounting, audit and tax expenses	11,250	22,500
Legal	925	1,005
Stock transfer/shareholder/proxy/filing fees	470	655
Rent	-	13,200
Utilities	4,277	4,205
Computer network services	387	387
Computer server/internet fees	456	769
Advertising/domain registration	159	1,069
Telephone	5,384	12,473
Travel, meals and entertainment	2,891	3,753
Research & development	1,117	88
Insurance	7,005	5,567
Other expenses	1,317	6,992
	$62,754	$295,239

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

Working Capital

			Percentage
	September 30,	June 30,	Increase/
	2010	2010	(Decrease)

Current Assets	$117,902	$137,322
Current Liabilities	1,355,952	1,327,027
Working Capital (deficit)	$(1,238,050)	$(1,189,705)	4%

Cash Flows	Three months ended
	September 30,	September 30,
	2010	2009

Net cash (used in) operating activities	$11,087	$(116,715)
Net cash (used in) by investing activities	(6,064)	(10,683)
Net cash flow provided by (used in) financing activities	(38,051)	92,380
Increase (decrease) in cash and cash equivalents	$(33,028)	$(35,018)

     Our cash on hand at September 30, 2010 was approximately $2,000. We have made a concentrated effort over the past year to continue to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $10,000 to $20,000 per month. Until the time period that additional monitoring locations are on revenue, we will need to raise additional working capital to fund our current business activities. We will plan to raise the additional capital needed to meet these immediate short-term needs primarily through borrowings from officers, directors or private investors and/or equity issuance.

     Over the long term we will require additional funds in order to acquire equipment, install and monitor additional monitoring locations, as well as any other expansions into newer markets for us, will require additional financing. We anticipate relying on cash flows from operations, equity offerings, and debt financing for such expansion. We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently in place for the purpose of proceeding with our plan of operations. We have initiated discussions with a third party to provide new equity and/or debt financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of September 30, 2010 that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

     There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None.

Item 5. Other Information

     On February 1, 2010 we approved an issuance of 600,000 shares of our common stock to Williams S. Dickey for an eleven month financial consulting agreement. We valued the 600,000 shares based on the quoted trade price on February 1, 2010 ($.040) and we recorded $24,000 as contract services expense. The shares were issued to Mr. Dickey on October 4, 2010.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).

3.3	Certificate of Change filed with the Nevada Secretary of State on December 1, 2009 and filed on Form 10-Q on February 12, 2010.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	2005 Stock Option Plan of HS3 Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).

(10)	Material Contracts

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

HS3 TECHNOLOGIES, INC.
(Registrant)

Dated: November 22, 2010	/s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)