Form 10-Q
period 2010-12-31
HS3 TECHNOLOGIES INC.
filed 2011-02-16
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [   ] YES [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ] YES [   ] NO

As of February 14, 2011, there were 69,316,636 shares of the registrant’s Common Stock issued and outstanding

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

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

The interim unaudited condensed consolidated financial statements of HS3 Technologies, Inc. as of and for the three month and six month period ended December 31, 2010, are included herein beginning on the following page. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended June 30, 2010, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 29, 2010 with the Securities and Exchange Commission (File No. 001-32289). Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

HS3 Technologies, Inc.
Condensed consolidated balance sheets

	December 31,	June 30,
	2010	2010
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$14,869	$34,915
Trade accounts receivable	15,185	8,449
Other receivable	-	7,913
Inventory	83,453	86,045
	113,507	137,322
Furniture, fixtures and equipment, net of accumulated depreciation of $127,356 and $114,538 respectively	27,768	34,522
Other assets, net	-	5,833
	$141,275	$177,677

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$122,929	$114,393
Other accrued liabilities	535,828	495,110
Subordinated notes payable	655,500	580,500
Note payable, current portion	80,000	-
Long-term debt, current portion	36,000	109,024
Other liabilities	-	28,000
Total Liabilities	1,430,257	1,327,027

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 2,500,000 shares authorized, none issued or outstanding	-	-
Common stock owed, not issued, 0 shares at December 31, 2010 and 600,000 shares at June 30, 2010	-	600
Common Stock, $0.001 par value, 200,000,000 authorized, issued and outstanding 69,316,636 at December 31, and 68,116,636 at June 30, 2010	69,317	68,117
Additional paid-in capital	5,574,746	5,569,526
Accumulated deficit	(6,933,045)	(6,787,593)
	(1,288,982)	(1,149,350)
	$141,275	$177,677

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations
Unaudited

	Three months ended December 31,			Six months ended December 31,
	2010		2009	2010	2009

Revenue	$26,816		$37,220	$54,945	$63,876
Cost of goods sold	7,211		9,361	9,680	13,978
Gross profit	19,605		27,859	45,265	49,898

Operating Expenses:
Selling, general and administrative	99,834		65,852	162,588	361,091
Depreciation and amortization	8,767		11,530	18,651	22,728
Total operating expenses	108,601		77,382	181,239	383,819

Loss from operations	(88,996)		(49,523)	(135,974)	(333,921)

Other income (expense):
Interest expense, net	(4,292)		(33,229)	(9,478)	(89,185)
Total other income (expense)	(4,292)		(33,229)	(9,478)	(89,185)

Net loss	$(93,288)	$	(82,752)	$(145,452)	$(423,106)

Net loss per share-basic and diluted	$(0.001)		$(0.002)	$(0.002)	$(0.009)

Weighted average number of common shares outstanding	69,277,506		54,472,342	68,697,071	48,234,072

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

			Common			Total
			Stock Owed	Additional	Retained	Stockholders
	Common	Stock	Not Issued	Paid-in	Earnings	Equity
	Shares	Amount		Capital	(Deficit)	(Deficit)

Balances as of June 30, 2008	39,945,802	$39,946	$-	$4,333,459	$(4,931,386)	$(557,981)
Shares issued for cash	-	-		-	-	-
Shares issued for services/ cancellation of debt	2,050,000	2,050		51,542	-	53,592
Net loss	-	-		-	(1,176,419)	(1,176,419)
Balances as of June 30, 2009	41,995,802	$41,996	$-	$4,385,001	$(6,107,805)	$(1,680,808)
Shares issued for cash	4,500,000	4,500		220,500	-	225,000
Shares issued for conversion of debt	15,500,000	15,500		759,500		775,000
Shares issued for cancellation of debt	5,870,834	5,871		176,125		181,996
Shares issued for services	250,000	250		5,000		5,250
Shares owed for services, not issued			600	23,400		24,000
Net loss	-	-		-	(679,788)	(679,788)
Balances as of June 30, 2010	68,116,636	$68,117	$600	$5,569,526	$(6,787,593)	$(1,149,350)
Shares issued for services	1,200,000	1,200	(600)	5,220	-	5,820
Net loss	-	-	-	-	(145,452)	(145,452)
Balances as of December 31, 2010	69,316,636	$69,317	$-	$5,574,746	$(6,933,045)	$(1,288,982)

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows
Unaudited

	Six months ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(145,452)	$(423,106)

Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	18,651	22,728
Accretion of interest	2,689	2,689
Warrants, stock, and options issued for service	5,820	5,250
Changes in operating assets and liabilities:
Accounts and other receivables	1,177	(17,555)
Inventory	2.592	9,554
Accounts payable and accrued liabilities	49,254	(49,626)
Net cash (used in) operating activities	(65,269)	(450,066)

Cash flow from investing activities:
Additions to furniture, fixtures & equipment	(6,064)	(15,915)
Net cash (used in) investing activities	(6,064)	(15,915)

Cash flow from financing activities:
Sale of common stock	-	225,000
Proceeds (repayments) convertible notes payable	-	(25,000)
Proceeds (repayments) subordinated notes payable	75,000	157,500
Borrowing/repayments revolving credit agreement	80,000	-
Borrowings (repayments) long-term debt	(103,713)	(66,520)
Other accrued liabilities converted to equity	-	181,996
Net cash flow provided by (used in)financing activities	51,287	472,976

Increase (decrease) in cash and cash equivalents	(20,046)	6,995
Cash and cash equivalents, beginning of period	34,915	38,592
Cash and cash equivalents, end of period	$14,869	$45,587

Supplemental cash flow information:
Interest paid	$6,189	17,264
Income taxes paid	$--	$-

Non cash financing activities:
Stock issued for services	$5,820	$5,250
Stock issued for other accrued liabilities	$-	$181,996
Stock issued for convertible notes payable	$-	$775,000
Subordinated notes payable issued for convertible notes payable	$-	$373,000

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

(k) Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at December 31, 2010.

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

3. OTHER ACCRUED LIABILITIES

Other accrued liabilities are as follows:

	December 31 ,	June 30,
	2010	2010

Accrued board fees	$158,332	$133,332
Accrued salaries, officers	80,000	80,000
Accrued liabilities, related parties	76,535	61,505
Accrued interest	218,176	218,176
Payroll liabilities	1,984	1,569
Sales tax payable	801	528
	$535,828	$495,110

Board fees to the two independent board of directors are $25,000 annually which is being deferred until the Company has the ability to pay at which time the board members have the option to receive cash or convert into common stock at the rate of $0.12 or the rate of the last conversion agreement.

The Company leases office space from a company owned by an officer/director. The Company has accrued $76,535 as a related party liability.

Accrued interest represents interest on the subordinated notes payable and up to the time (November 24, 2009) in which the convertible notes payable were converted into equity.

4. SUBORDINATED NOTES PAYABLE

At December 31, 2010, the following subordinated notes payable are outstanding: The notes bear interest at 12% and are on a month to month term. No interest is being accrued on these notes since June 30, 2010.

William S. Dickey	$575,000
Robert A. Morrison	80,500
$655,500

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

The notes have an interest rate of 15.499% and mature in three (3) years from the commencement date, and are collateralized with the Company’s personal property as defined in the loan and security agreement. For the three months ended December 31, 2010, we recorded $1,735 as interest expense pursuant to the notes.

Each note also has a final payment fee of $14,000 that is due on the earlier to occur of the maturity date or prepayment. These fees are being amortized over the life of the loans with the obligation reflected in other long-term liabilities. For the three-months ended December 31, 2010, we amortized $1,555.

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

On December 30, 2010 the Company entered into a loan payment modification/settlement agreement with the lender in which we paid $65,000 as a one-time payment and will pay a remaining balance of $36,000 as the settlement of the outstanding balance and accrued interest on these notes. The discount on the notes was accrued into interest expense through the date of the settlement agreement. For the six months ended December 31, 2010 we recorded $2,689 as additional interest expense and amortized $5,833 of other assets. The lender also subordinated to our subordinated notes payable. The $36,000 will be paid at $3,000 a month through January 10, 2012 at zero interest.

6. NOTE PAYABLE

On December 17, 2010, the Company entered into a one year promissory note with a commercial bank. The note is a revolving line of credit, wherein the Company can receive advances up to $250,000. The note bears interest at 3.85% and is guaranteed pursuant to a Guaranty Fee Agreement between William S. Dickey and the Company, wherein the Company pays Mr. Dickey a monthly fee of $1,250 to provide the guaranty. At December 31, 2010 the Company had $80,000 outstanding on this line of credit.

7. COMMON STOCK

During fiscal year ended June 30, 2009 we: (a) issued 1,800,000 shares of our common stock for financial services rendered to us (valued at $32,000) and (b) issued 250,000 shares of our common stock for cancellation of $21,592 of accounts payable to a third party.

During fiscal year ended June 30, 2010 we: (a) issued 4,500,000 shares of our common stock for $225,000 which was used to repay $150,000 of convertible and subordinated notes payable; (b) issued 15,000,000 shares of our common stock to convert $775,000 of convertible notes payable; (c) issued 5,870,834 shares of our common stock to two officers for cancellation of $181,996 of accrued salaries, and (d) issued 250,000 shares of our common stock for services rendered to us.

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

Pursuant to the 2005 Stock Option Plan, the Board of Directors had granted 2,500,000 options under the plan. At December 31, 2010, 1,500,000 options (with an exercise price of $.1667) are outstanding which expire in March 2012.

8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available for issue. There are no subsequent events related to the financial statements.

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

Current Business

The Company has expanded its technical installation service with a focus on the Quick Serve Restaurant market (QSR).

An agreement recently signed with the master provider of technical and installation services to an internationally renowned QSR chain has refocused the Company’s efforts toward the services required by the QSR. To date the Company’s installation teams have successfully completed installations in ten states from coast to coast servicing multiple sites within each market. The teams have provided the position of “Clean-up team” provider to our service offering. Clean-up teams are responsible for resolving technical and installation issues left unfinished by other services providers. We are very comfortable becoming the “expert “and lead provider of choice to the QSR. It is our ability to acquire highly qualified individuals and allowing them to excel within the Company’s structure that continues to keep the Company’s in the forefront of providing exceptional service.

There are over 18,000 locations that will require installation and service over the next two years. Our challenge is to reach a sufficient number of 3-man service teams that have the capability of servicing 144 locations per week. The Company charges approximately $1,600 to $4,000 per installation. Cost efficiencies are continuing to be realized as the number of HS3 installations increase.

The company has recently increased services offered to the expanding self- storage market. Teams trained to service the QSR market have the ability to install systems and provide service to self- storage customers. Installing video cables and cameras, and providing video analytics through our remote video monitoring and data center fill a need lacking with-in the self- storage industry.

The Company anticipates the addition of these two service markets will substantially improve our outlook in the near future.

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

RESULTS OF OPERATIONS:

Three Months Ended December 31, 2010 and 2009

Revenue and cost of goods sold.

We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the three month period ended December 31, 2010 and 2009 are outlined in the table below:

	Three months ended
	December 31,
	2010	2009

Contract Revenue:
Equipment license/monitoring fees	$5,194	$15,477
QSR	3,680	-
Domain/business hosting fees	919	1,337
Other	-	660
	9,793	17,474

	Three months ended
	December 31,
	2010	2009

Other Revenue:
Equipment sales	11,893	13,585
IT Services	5,130	6,161
Other	-	-
	17,023	19,746

Revenue	26,816	37,220

Cost of goods sold	(7,211)	(9,361)
	$19,605	$27,859

Selling, general and administrative expenses.

Our selling, general and administrative expenses for the three month period ended December 31, 2010 and 2009 are outlined in the table below:

	Three months ended
	December 31, 2010

	2010	2009
Wages & employee benefits	$41,977	$(22,616)
QSR related expenses	12,631	-
Contract services	6,560	22,704
Board Fees	25,000	12,500
Accounting, audit and tax expenses	14,250	-
Legal	562	11,202
Stock transfer/shareholder/proxy/filing fees	995	2,043
Other professional fee/filings	1,494	2,420
Rent	(218)	4,400
Utilities	4,578	4,810
Computer network services	333	387
Computer server/internet fees	491	759
Advertising/domain registration	55	602
Telephone	3,515	14,557
Travel, meals and entertainment	1,214	2,896
Research & development	1,008	632
Insurance	4,602	4,125
Other expenses	(19,213)	4,431
	$99,834	$65,852

Selling, general and administrative expenses is up quarter over quarter due to the correction of the over accrual in wages upon the conversion of the liability into equity. Other expenses included $21,556 of bad debts written off, offset by approximately $45,000 gain on the settlement of our long term debt.

Six Months Ended December 31, 2010 and 2009

Revenue and Cost of goods sold.

We derive revenue from our operations by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the six month period ended December 31, 2010 and 2009 are outlined in the table below:

	Six months ended
	December 31,
	2010	2009

Contract Revenue:
Equipment license/monitoring fees	$20,248	$28,909
QSR	3,680	-
Domain/business hosting fees	1,831	3,648
Other	-	2,173
	$25,759	$34,730

Other Revenue:
Equipment sales	$12,561	$20,010
IT Services	16,625	9,136
	$29,186	$29,146

	Six months ended
	December 31,
	2010	2009

Revenue	$54,945	$63,876

Cost of goods sold	(9,680)	(13,978)
	$45,265	$49,898

Our contract revenues for the six month period ended December 31, 2010 decreased as compared to the comparative period in 2009 as we have started to focus on the QSR part of our business.

Our gross profit percent on equipment sales was 23% for the six months ended December 31, 2010 as compared to 30% for the 2009 comparable six-month period.

Selling, general and administrative expenses.

Our selling, general and administrative expenses for the six month period ended December 31, 2010 and 2009 are outlined in the table below:

	Six months ended
	December 31,

	2010	2009

Wages & employee benefits	$69,093	$127,088
QSR related expenses	12,631
Contract services	6,560	83,076
Board Fees	25,000	25,000
Accounting, audit and tax expenses	25,500	22,500
Legal	1,486	12,207
Stock transfer/shareholder/proxy fees	1,465	2,698
Other professional fees/filings	1,494	2,420
Rent	(218)	17,600
Utilities	8,855	9,015
Computer network services	720	774
Computer server/internet fees	947	1,528
Advertising/domain registration	214	1,671
Telephone	8,899	27,030
Travel, meals and entertainment	4,105	6,649
Research & development	2,124	720
Insurance	11,607	9,692
Other expenses	(17,894)	11,423
	$162,588	$361,091

Selling, general and administrative expenses for the six month period ended December 31, 2010 decreased by 55% as compared to the comparative period in 2009 as our management continues to make a concentrative effort to reduce such costs until top-line revenue can support our business operations.

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

Working Capital

			Percentage
	December 31,	June 30,	Increase/
	2010	2010	(Decrease)

Current Assets	$113,507	$137,322	(17.3%	)
Current Liabilities	1,430,257	1,327,027	7.8%
Working Capital (deficit)	$(1,316,750)	$(1,189,705)	(10.6%	)

Cash Flows	Six months ended
	December 31,	December 31,
	2010	2009

Net cash (used in) operating activities	$(65,269)	$(450,066)
Net cash (used in) by investing activities	(6,064)	(15,915)
Net cash flow provided by (used in) financing activities	51,287	472,976
Increase (decrease) in cash and cash equivalents	$(20,046)	$6,995

Our cash on hand at December 31, 2010 was approximately $15,000. We have made a concentrated effort over the past year to continue to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $20,000 to $30,000 per month. Until the time period that additional contracts are on revenue, we will need to raise additional working capital to fund our current business activities. We will plan to raise the additional capital needed to meet these immediate short-term needs primarily through borrowings from officers, directors or private investors and/or equity issuance.

Over the long term we will require additional funds in order to hire additional contractors and book travel arrangements far enough in advance to utilize discount rates, as well as any other expansions into newer markets for us, will require additional financing. We anticipate relying on cash flows from operations, equity offerings, and debt financing for such expansion. We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently in place for the purpose of proceeding with our plan of operations. We have initiated discussions with a third party to provide new equity and/or debt financing.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).
3.3	Certificate of Change filed with the Nevada Secretary of State on December 1, 2009 and filed on Form 10-Q on February 12,2010.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan of HS3 Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).
(10)	Material Contracts
10.1	Share Purchase Agreement dated March 5, 2005 among Zeno Inc., Linda Smith, Acropolis Investment Holdings, LLC and Gregory S. Yanke Law Corporation (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).
10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).
10.3	Surveillance Installment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).

Exhibit	Description
Number

10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).
10.5	Distribution Agreement with Autostar Technology Private Limited (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).
10.6	Warrant Purchase Agreement dated November 6, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2007).
10.7	Agreement with the American Humane Association (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008)
10.8	Subordinated Loan Agreement with our company and Robert A. Morrison dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.9	Debt Settlement and Subscription Agreement with our company and Robert A. Morrison dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.10	Debt Settlement and Subscription Agreement with our company and Mark L. Lana dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.11	Debt Settlement and Subscription Agreement with our company and William S. Dickey dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.12	Subordinated Loan Agreement between our company and William S. Dickey dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.13	Debt Settlement and Subscription Agreement with our company and Greg Dickey dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.14	Debt Settlement and Subscription Agreement with our company and Charles F. Ferris dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.15	Debt Settlement and Subscription Agreement with our company and Mike Yinger dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-KSB filed on October 10, 2007).
31	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES, INC.
(Registrant)

Dated: February 16, 2011	/s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)