Form 10-Q/A
period 2010-12-31
HS3 TECHNOLOGIES INC.
filed 2011-04-27
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

Explanatory Note: Our company is filing this Form 10-Q/A for the period ended December 31, 2010 to amend the Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to our Current Business and the Exhibits table relating to Material Contracts presented with this Form 10-Q. This amended report does not reflect events occurring after the filing of the Form 10-Q on February 16, 2011. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

As used in this Quarterly Report, the terms “we”, “us”, “our”, “our company” and “HS3,” means HS3 Technologies, Inc., unless the context clearly requires otherwise.

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

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations
Unaudited

	Three months ended December 31,			Six months ended December 31,
	2010		2009	2010	2009

Revenue	$26,816		$37,220	$54,945	$63,876
Cost of goods sold	7,211		9,361	9,680	13,978
Gross profit	19,605		27,859	45,265	49,898

Operating Expenses:
Selling, general and administrative	99,834		65,852	162,588	361,091
Depreciation and amortization	8,767		11,530	18,651	22,728
Total operating expenses	108,601		77,382	181,239	383,819

Loss from operations	(88,996)		(49,523)	(135,974)	(333,921)

Other income (expense):
Interest expense, net	(4,292)		(33,229)	(9,478)	(89,185)
Total other income (expense)	(4,292)		(33,229)	(9,478)	(89,185)

Net loss	$(93,288)	$	(82,752)	$(145,452)	$(423,106)

Net loss per share-basic and diluted	$(0.001)		$(0.002)	$(0.002)	$(0.009)

Weighted average number of common shares outstanding	69,277,506		54,472,342	68,697,071	48,234,072

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

			Common			Total
			Stock Owed	Additional	Retained	Stockholders
	Common	Stock	Not Issued	Paid-in	Earnings	Equity
	Shares	Amount		Capital	(Deficit)	(Deficit)

Balances as of June 30, 2008	39,945,802	$39,946	$-	$4,333,459	$(4,931,386)	$(557,981)
Shares issued for cash	-	-		-	-	-
Shares issued for services/cancellation of debt	2,050,000	2,050		51,542	-	53,592
Net loss	-	-		-	(1,176,419)	(1,176,419)
Balances as of June 30, 2009	41,995,802	$41,996	$-	$4,385,001	$(6,107,805)	$(1,680,808)
Shares issued for cash	4,500,000	4,500		220,500	-	225,000
Shares issued for conversion of debt	15,500,000	15,500		759,500		775,000
Shares issued for cancellation of debt	5,870,834	5,871		176,125		181,996
Shares issued for services	250,000	250		5,000		5,250
Shares owed for services, not issued			600	23,400		24,000
Net loss	-	-		-	(679,788)	(679,788)
Balances as of June 30, 2010	68,116,636	$68,117	$600	$5,569,526	$(6,787,593)	$(1,149,350)
Shares issued for services	1,200,000	1,200	(600)	5,220	-	5,820
Net loss	-	-	-	-	(145,452)	(145,452)
Balances as of December 31, 2010	69,316,636	$69,317	$-	$5,574,746	$(6,933,045)	$(1,288,982)

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

Item 2. Management ' s Discussion and Analysis of Financial Condition and Results of Operations

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

Current Business

Our c ompany has expanded its technical installation service with a focus on the Quick Serve Restaurant market (QSR).

Effective December 10, 2010 we entered into a Master Subcontract Agreement with Insight Direct USA, Inc., an Illinois corporation, and its affiliate Calence, LLC dba Insight Networking, a Delaware limited liability corporation. Pursuant to the agreement, our company will be a master provider of technical and installation services to an internationally renowned QSR chain. Our company’s efforts have been refocused toward the services required by the QSR. Under the terms of the agreement with Insight our company will provide Insight with IT services set forth in any statement of work issued by Insight. Each statement of work is a separate agreement that identifies a specific scope of work to be performed by our company.

Under the agreement our company’s duties include

  participating in meetings with Insight and clients for whom we are performing services;

  keeping Insight informed as to progress and any delays in our services;

  providing Insight with any operational information, on request, including time sheets, installation scripts, performance logs, survey information, or inventory records related to its performance;

  make a good faith effort to reach mutually acceptable provisions and adjustments with any statement of work to meet client requirements and expectations;

  ensure that our employees, contractors and agents conduct themselves in a professional manner and comply with reasonable requests and standard procedures and policies concerning working hourse, safety and security rules applicable to those working at Insight or any client’s facilities

Prices for services will be mutually agreed upon and set forth in any statement of work or purchase order issued against such statement of work. Insight will pay all undisputed invoices within 30 days of receipt of invoices from our company and shall receive a 3% discount on any invoices paid within 10 days of receipt.

The agreement is effective until terminated on (i) 45 days prior written notice by either party to the other (ii) if either party becomes insolvent, enters bankruptcy, reorganization or other similar proceedings, admits in writing its inability to pay debts, or makes or attempts to make an assignment for the benefit of creditors.

Our company is providing labor; trained installation teams to install cable, network upgrades of Point of Sale (POS) terminals, install software, and upgrade servers and cameras. The service that our company is providing is necessary for the QSR to meet federally mandated Payment Card Industry Data Security Standards (PCI) compliant requirements assembled by the Payment Card Security Standards Council.

To date our company’s installation teams have successfully completed installations in ten states from coast to coast servicing multiple sites within each market. The teams have provided the position of “Clean-up team” provider to our service offering. Clean-up teams are responsible for resolving technical and installation issues left unfinished by other services providers. We are very comfortable becoming the “expert “and lead provider of choice to the QSR. It is our ability to acquire highly qualified individuals and allowing them to excel within our company’s structure that continues to keep our company’s in the forefront of providing exceptional service.

Insight estimates over 18,000 locations for the QSR will require PCI compliant installation and services to Point of Sale (POS) terminals over the next two years. To complete the estimated number of installations over the period HS3’s will need to train and deploy sufficient numbers of 3-man service teams to install 144 locations per week. Our company anticipates deploying 36 3-man teams to reach a goal of 144 installations per week. In this early stage of the project the company has deployed 8 3-man teams. HS3 technicians complete the two day training and testing at a facility in our Denver monitoring center. Between 10 and 16 qualified candidates participate in each training session with approximately 95% qualifying as “Team members”. Two additional staff will be required to supervise the field teams.

Our company has recently increased services offered to the expanding self- storage market. Teams trained to service the QSR market have the ability to install systems and provide service to self- storage customers. Installing video cables and cameras, and providing video analytics through our remote video monitoring and data center fill a need lacking with-in the self- storage industry.

Our company anticipates the addition of these two service markets will substantially improve our outlook in the near future.

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

Through the combined use of proprietary technology, including innovations, video analytics, and digital video recorders (DVR) our c ompany has developed state-of-the-art wireless, internet linked cellular, and satellite linked surveillance systems. We are in a unique position to be the first company with national surveillance capabilities, to provide an independent 3rd party monitoring verification system to the public that increases their level of confidence in fundamentally important industries. Our surveillance and monitoring provides these assurances with a “certified humane” brand, whether acquired or created and generated in house.

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

CONSTRUCTION PROJECTS:

HS3 is working with 3 national construction companies to provide remote video security deploying the companies “OPIE” product. When installed, “OPIE” provides recurring revenue through live video monitoring of remote job sites. Captured video is transmitted to the Denver monitoring center for analytics and event classification. Management is confident that the increasing need for remote security will continue, and open untapped markets for our proprietary cost effective solution. Uniquely positioned our c ompany feels the market for our OPIE technology will continue to grow for years to come.

HS3 is continuing to work with a National Livestock trailer manufacturing company to provide its proprietary video technology in trailers that monitor animal welfare and handling during transportation, loading, and unloading. Our c ompany is in the second year of deploying this technology and has reached a threshold where it‘s ready for this market. HS3 has the technology and capability to provide the solution to the livestock industry, solving transportation monitoring requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).
3.3	Certificate of Change filed with the Nevada Secretary of State on December 1, 2009 and filed on Form 10-Q on February 12,2010.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan of HS3 Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).
(10)	Material Contracts
10.1	Share Purchase Agreement dated March 5, 2005 among Zeno Inc., Linda Smith, Acropolis Investment Holdings, LLC and Gregory S. Yanke Law Corporation (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2005).
10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).
10.3	Surveillance Installment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).

Exhibit	Description
Number

10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).
10.5	Distribution Agreement with Autostar Technology Private Limited (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).
10.6	Warrant Purchase Agreement dated November 6, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2007).
10.7	Agreement with the American Humane Association (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008)
10.8	Subordinated Loan Agreement with our company and Robert A. Morrison dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.9	Debt Settlement and Subscription Agreement with our company and Robert A. Morrison dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.10	Debt Settlement and Subscription Agreement with our company and Mark L. Lana dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.11	Debt Settlement and Subscription Agreement with our company and William S. Dickey dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.12	Subordinated Loan Agreement between our company and William S. Dickey dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.13	Debt Settlement and Subscription Agreement with our company and Greg Dickey dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.14	Debt Settlement and Subscription Agreement with our company and Charles F. Ferris dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.15	Debt Settlement and Subscription Agreement with our company and Mike Yinger dated November 6, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2009).
10.16*	Master Subcontract Agreement between our company and Insight Direct USA, Inc. dated effective December 10, 2010
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-KSB filed on October 10, 2007).
31	Section 302 Certifications
31.1 *	Section 302 Certification
(32)	Section 906 Certification
32.1 *	Section 906 Certification

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES, INC.
(Registrant)

Dated: April 26 , 2011
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)