Form 10-Q
period 2011-03-31
HS3 TECHNOLOGIES INC.
filed 2011-05-16
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2011, there were 69,816,636 shares of the registrant’s Common Stock issued and outstanding

TABLE OF CONTENTS

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

     As used in this Quarterly Report, the terms “we”, “us”, “our”, “our company” and “HS3,” means HS3 Technologies, Inc. and our wholly-owned subsidiary, ip-Colo, Inc., unless the context clearly requires otherwise.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

     The interim unaudited condensed consolidated financial statements of HS3 Technologies, Inc. as of and for the three month and nine month period ended March 31, 2011, are included herein beginning on the following page. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended June 30, 2010, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on September 29, 2010 with the Securities and Exchange Commission (File No. 001-32289). Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

HS3 Technologies, Inc.
Condensed consolidated balance sheets

	March 31,	June 30,
	2011	2010
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$9,207	$34,915
Trade accounts receivable	388,648	8,449
Other receivable	-	7,913
Inventory	86,946	86,045
	484,801	137,322
Furniture, fixtures and equipment, net of accumulated depreciation of $158,837 and $114,538 respectively	25,145	34,522
Other assets, net	-	5,833
	$509,946	$177,677

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$199,984	$114,393
Other accrued liabilities	580,148	495,110
Subordinated notes payable	655,500	580,500
Note payable, current portion	245,000	-
Long-term debt, current portion	33,000	109,024
Other liabilities	-	28,000
Total Liabilities	1,713,632	1,327,027

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 2,500,000 shares authorized, none issued or outstanding	-	-
Common stock owed, not issued, 0 shares at March 31, 2011 and 600,000 shares at June 30, 2010	-	600
Common Stock, $0.001 par value, 200,000,000 authorized, issued and outstanding 69,816,636 at March 31, 2011 and 68,116,636 at June 30, 2010	69,817	68,117
Additional paid-in capital	5,580,246	5,569,526
Accumulated deficit	(6,853,749)	(6,787,593)
	(1,203,686)	(1,149,350)
	$509,946	$177,677

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations
Unaudited

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010

Revenue	$567,786	$36,990	$622,731	$100,776
Cost of goods sold	333,046	3,355	342,726	17,333
Gross profit	234,740	33,545	280,005	83,443

Operating Expenses:
Selling, general and administrative	124,569	136,681	287,156	497,772
Depreciation and amortization	6,338	11,966	24,988	34, 694
Total operating expenses	130,907	148,647	312,144	532,466

Income(loss) from operations	103,833	(115,102)	(32,139)	(449,023)

Other income (expense):
Interest expense, net	(24,538)	(24,058)	(34,017)	(113,243)
Total other income (expense)	(24,538)	(24,058)	(34,017)	(113,243)

Net Income(loss)	$79,295	$(139,160)	$(66,156)	$(562,266)

Net income(loss) per share-basic and diluted	$0.001	$(0.002)	$(0.001)	$(0.010)

Weighted average number of common shares outstanding	69,488,858	68,329,969	68,957,147	54,835,914

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

			Common			Total
			Stock Owed	Additional	Retained	Stockholders
	Common Stock		Not Issued	Paid-in	Earnings	Equity
	Shares	Amount		Capital	(Deficit)	(Deficit)

Balances as of June 30, 2008	39,945,802	$39,946	$-	$4,333,459	$(4,931,386)	$(557,981)
Shares issued for cash	-	-		-	-	-
Shares issued for services/ cancellation of debt	2,050,000	2,050		51,542	-	53,592
Net loss	-	-		-	(1,176,419)	(1,176,419)
Balances as of June 30, 2009	41,995,802	$41,996	$-	$4,385,001	$(6,107,805)	$(1,680,808)
Shares issued for cash	4,500,000	4,500		220,500	-	225,000
Shares issued for conversion of debt	15,500,000	15,500		759,500		775,000
Shares issued for cancellation of debt	5,870,834	5,871		176,125		181,996
Shares issued for services	250,000	250		5,000		5,250
Shares owed for services, not issued			600	23,400		24,000
Net loss	-	-		-	(679,788)	(679,788)
Balances as of June 30, 2010	68,116,636	$68,117	$600	$5,569,526	$(6,787,593)	$(1,149,350)
Shares issued for services	1,700,000	1,700	(600)	10,720	-	11,820
Net loss	-	-	-	-	(66,156)	(66,156)
Balances as of March 31, 2011	69,816,636	$69,817	$-	$5,580,246	$(6,853,749)	$(1,203,686)

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows
Unaudited

		Nine months ended March 31,
		2011	2010

Cash flows from operating activities:
Net income(loss)		$(66,156)	$(562,266)

Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Depreciation and amortization		24,988	34,694
Accretion of interest		2,689	4,034
Warrants, stock, and options issued for service		11,820	29,250
Changes in operating assets and liabilities:
Accounts and other receivables		(372,286)	(24,411)
Inventory		(901)	7,926
Accounts payable and accrued liabilities		170,629	23,014
Net cash (used in) operating activities		(229,217)	(487,759)

Cash flow from investing activities:
Additions to furniture, fixtures & equipment		(9,777)	(15,915)
Net cash (used in) investing activities		(9,777)	(15,915

Cash flow from financing activities:
Sale of common stock		-	225,000
Proceeds (repayments) convertible notes payable		-	(25,000)
Proceeds (repayments) subordinated notes payable		75,000	187,500
Borrowing/repayments revolving credit agreement		245,000	-
Borrowings (repayments) long-term debt		(106,714)	(101,751)
Other accrued liabilities converted to equity		-	181,996
Net cash flow provided by (used in)financing activities		213,286	467,745

Increase (decrease) in cash and cash equivalents		(25,708)	(35,929)
Cash and cash equivalents, beginning of period		34,915	38,592
Cash and cash equivalents, end of period		$9,207	$2,663

Supplemental cash flow information:
Interest paid		$10,682	23,925
Income taxes paid	$		$-

Non cash financing activities:
Stock issued for services		$11,820	$29,250
Stock issued for other accrued liabilities		$-	$181,996
Stock issued for convertible notes payable		$-	$775,000
Subordinated notes payable issued for convertible notes payable		$-	$373,000

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

(f) Long-lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.

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

(k) Concentration of Credit Risk

     We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt as of March 31, 2011.

(l) Revenue Recognition

     We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

(m) Reclassifications

Certain amounts in the prior periods have been reclassified to conform to the current period’s presentation

2. GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon us obtaining additional working capital to develop our business operations. We intend to use borrowings and/or security sales to mitigate the effects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

3. OTHER ACCRUED LIABILITIES

Other accrued liabilities are as follows:

	March 31 ,	June 30,
	2011	2010

Accrued board fees	$170,832	$133,332
Accrued salaries, officers	80,000	80,000
Accrued liabilities, related parties	76,535	61,505
Accrued interest	237,572	218,176
Payroll liabilities	14,088	1,569
Sales tax payable	1,121	528
	$580,148	$495,110

     Board fees to the two independent board of directors are $25,000 annually. The board members have the option to receive cash or convert into common stock at the rate of $0.12 or the rate of the last conversion agreement.

     The Company leases office space from a company owned by an officer/director. The Company has accrued $76,535 as a related party liability.

     Accrued interest represents interest on the subordinated notes payable and up to the time (November 24, 2009) in which the convertible notes payable were converted into equity.

4. SUBORDINATED NOTES PAYABLE

     At March 31, 2011, the following subordinated notes payable are outstanding: The notes bear interest at 12% and are on a month to month term. The Company recorded $19,396 interest for the quarter ended March 31, 2011.

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

     On December 30, 2010 the Company entered into a loan payment modification/settlement agreement with the lender in which we paid $65,000 as a one-time payment and will pay a remaining balance of $36,000 as the settlement of the outstanding balance and accrued interest on these notes. The discount on the notes was accrued into interest expense through the date of the settlement agreement. For the nine months ended March 31, 2011 we recorded $2,689 as additional interest expense and amortized $5,833 of other assets. The lender also subordinated to our subordinated notes payable. The $36,000 will be paid at $3,000 a month through January 10, 2012 at zero interest.

6. NOTE PAYABLE

     On December 17, 2010, the Company entered into a one year promissory note with a commercial bank. The note is a revolving line of credit, wherein the Company can receive advances up to $250,000. The note bears interest at 3.85% and is guaranteed pursuant to a Guaranty Fee Agreement between William S. Dickey and the Company, wherein the Company pays Mr. Dickey a monthly fee of $1,250 to provide the guaranty. At March 31, 2011 the Company had $245,000 outstanding on this line of credit.

7. COMMON STOCK

     During fiscal year ended June 30, 2009 we: (a) issued 1,800,000 shares of our common stock for financial services rendered to us (valued at $32,000) and (b) issued 250,000 shares of our common stock for cancellation of $21,592 of accounts payable to a third party.

     During fiscal year ended June 30, 2010 we: (a) issued 4,500,000 shares of our common stock for $225,000 which was used to repay $150,000 of convertible and subordinated notes payable; (b) issued 15,500,000 shares of our common stock to convert $775,000 of convertible notes payable; (c) issued 5,870,834 shares of our common stock to two officers for cancellation of $181,996 of accrued salaries, and (d) issued 250,000 shares of our common stock for services rendered to us.

     On February 28, 2010 the Board voted to issue 600,000 shares of our common stock for financial consulting services rendered to us effective February 1, 2010. We valued the 600,000 shares based on the quoted trade price on February 1, 2010 ($.04) and recorded $24,000 as contract services. As of September 30, 2010, these shares are owed, but not issued. These shares were issued on October 4, 2010.

     On October 4, 2010 the Board voted to issue 600,000 share of our common stock for financial consulting services rendered to us. We valued the 600,000 shared based on the quoted trade price on October 4, 2010 ($.0097) and recorded $5,820 as contract services.

     On March 1, 2011, the Company issued 500,000 shares of our common stock to a new employee. We valued the 500,000 shares based on the quoted trade price on March 1, 2011 ($.012) and recorded $6,000 as contract services.

     Pursuant to the 2005 Stock Option Plan, the Board of Directors had granted 2,500,000 options under the plan. At March 31, 2011, 1,300,000 options (with an exercise price of $.1667) are outstanding which expire in March 2012.

8. SUBSEQUENT EVENTS

In April 2011, the Company borrowed a total of $40,000 from two private investors pursuant to similar subordinated notes. The notes bear interest at 12% and are on a month to month term.

On March 4, 2011 we announced that Mr. Gilliam had signed a letter of intent for the acquisition of WizardWorks by our company. In furtherance of the transaction contemplated in the letter of intent, on April 27, 2011 our company entered into a Teaming Agreement and Employment Agreement (the “Agreement”) with Chester A. Gilliam and his company WizardWorks Security Systems Inc. (the “Subcontractor”). Under the Agreement the Subcontractor will provide us with products and services set out in the Agreement (the “Program”) and our company will compensate the Subcontractor for participation in the Program by providing a $360,000 bonus and the concurrent issuance of 500,000 shares of our company’s common stock as follows:

  The $360,000 bonus will be divided into three annual installments equal to the lesser of $120,000 per annum or 50% of the revenue received from WizardWorks accounts during that period. The Program bonus will be paid at the end of each calendar quarter. If during any quarter the total revenue received from WizardWorks accounts is less than $60,000, the installment for that quarter will be calculated to minimally equal 50% of the total revenues received from WizardWorks. If over the three year term the amount paid to WizardWorks is less than $360,000 this agreement will continue for one year increments until paid. Our company has the sole right to accelerate payments to reach the agreed $360,000 at any time during the term.
  The issuance of 500,000 shares of our company’s common stock on execution of the Agreement;

In consideration for the above, our company will receive, record, and dispense all revenue from WizardWorks as of January 1, 2011 and may invoice customers under the WizardWorks name or our company’s name.

At the completion of the bonus payments, our company has the right to assume the WizardWorks name and logo for $1.00.

Our company will pay the Subcontractor $400 per month rent for the uses of the Subcontractor’s premises. Upon thirty day written notice we may vacate premises, remove all equipment and terminate the rental arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Polices and Estimates

     The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.

     A summary of the significant accounting policies that we have adopted and followed in the preparation of our condensed consolidated financial statements is detailed in our consolidated financial statements for the year ended June 30, 2010, included in our Annual Report on Form 10-K filed on September 29, 2010.

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

Current Business

     Our company has expanded its technical installation service with a focus on the Quick Serve Restaurant market (QSR).

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

     Under the agreement our company’s duties include:

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
  ensure that our employees, contractors and agents conduct themselves in a professional manner and comply with reasonable requests and standard procedures and policies concerning working hours, safety and security rules applicable to those working at Insight or any client’s facilities

     Prices for services will be mutually agreed upon and set forth in any statement of work or purchase order issued against such statement of work. Insight will pay all undisputed invoices within 30 days of receipt of invoices from our company and shall receive a 3% discount on any invoices paid within 10 days of receipt.

     The agreement is effective until terminated on (i) 45 days prior written notice by either party to the other (ii) if either party becomes insolvent, enters bankruptcy, reorganization or other similar proceedings, admits in writing its inability to pay debts, or makes or attempts to make an assignment for the benefit of creditors.

     Our company is providing labor; trained installation teams to install cable, network upgrades of point of sale terminals, install software, and upgrade servers and cameras. The service that our company is providing is necessary for the QSR to meet federally mandated Payment Card Industry Data Security Standards compliant requirements assembled by the Payment Card Security Standards Council.

     To date our company’s installation teams have successfully completed installations in ten states from coast to coast servicing multiple sites within each market. The teams have provided the position of “clean-up team” provider to our service offering. Clean-up teams are responsible for resolving technical and installation issues left unfinished by other services providers. We are very comfortable becoming the “expert” and lead provider of choice to the QSR. It is our ability to acquire highly qualified individuals and allowing them to excel within our company’s structure that continues to keep our company’s in the forefront of providing exceptional service.

     Insight estimates over 18,000 locations for the QSR will require Payment Card Industry Data Security Standards compliant installation and services to point of sale terminals over the next two years. Our master subcontract agreement entitles us to an initial 3,120 locations. To complete the estimated number of installations over the period HS3 will need to train and deploy sufficient numbers of service teams to install 144 locations per week. Our company anticipates deploying 36 three-man teams to reach a goal of 144 installations per week. In this early stage of the project the company has deployed 8 three-man teams. HS3 technicians complete the two day training and testing at a facility in our Denver monitoring center. Between 10 and 16 qualified candidates participate in each training session with approximately 95% qualifying as “Team members”. Two additional staff will be required to supervise the field teams .

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

     On April 27, 2011 our company entered into a teaming agreement and employment agreement with Chester A. Gilliam and his company WizardWorks Security Systems Inc. (the “Subcontractor”). Under the agreement the Subcontractor will provide us with products and services set out in the agreement (the “Program”) and our company will compensate the Subcontractor for participation in the Program by providing a $360,000 bonus and the concurrent issuance of 500,000 shares of our company’s common stock as follows:

  The $360,000 bonus will be divided into three annual installments equal to the lesser of $120,000 per annum or 50% of the revenue received from WizardWorks accounts during that period. The Program bonus will be paid at the end of each calendar quarter. If during any quarter the total revenue received from WizardWorks accounts is less than $60,000, the installment for that quarter will be calculated to minimally equal 50% of the total revenues received from WizardWorks. If over the three year term the amount paid to WizardWorks is less than $360,000 this agreement will continue for one year increments until paid. Our company has the sole right to accelerate payments to reach the agreed $360,000 at any time during the term.

  The issuance of 500,000 shares of our company’s common stock on execution of the Agreement;

In consideration for the above, our company will receive, record, and dispense all revenue from WizardWorks as of January 1, 2011 and may invoice customers under the WizardWorks name or our company’s name.

At the completion of the bonus payments, our company has the right to assume the WizardWorks name and logo for $1.00.

Our company will pay the Subcontractor $400 per month rent for the uses of the Subcontractor’s premises. Upon thirty day written notice we may vacate premises, remove all equipment and terminate the rental arrangement.

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

     We are primarily an intellectual capital company. Our company both develops HS3’s proprietary technology, and acquires and integrates appropriate industry technology to provide surveillance solutions customized to the requirements of our customers. Our established mission is to be:

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

     Through the combined use of proprietary technology, including innovations, video analytics, and DVR’s our company has developed state-of-the-art wireless, internet linked cellular, and satellite linked surveillance systems. We are in a unique position to be the first company with national surveillance capabilities, to provide an independent third party monitoring verification system to the public that increases their level of confidence in fundamentally important industries. Our surveillance and monitoring provides these assurances with a certified humane brand, whether acquired or created and generated in house.

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

     We intend to enter and penetrate into the animal welfare, protein and production business by contracting with various producers, associations, and/or companies that can use our surveillance services as a part of any value-added welfare/stewardship and production brand that they choose. As the architect of the surveillance system, we are able to provide specific elements (as designed and tailored by the producer/company) of our monitoring services to customers while maintaining ownership of the proprietary VMS system.

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

EDUCATIONAL FACILITIES:

     Even in today’s high-speed world, there are numerous school districts, rural and urban, waiting for high-speed internet access and video monitoring. We can provide the services required for maintaining and improving security.

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

CONSTRUCTION PROJECTS:

     HS3 is working with three national construction companies to provide remote video security deploying the company’s OPIE product. When installed, OPIE provides recurring revenue through live video monitoring of remote job sites. Captured video is transmitted to the Denver monitoring center for analytics and event classification. Management is confident that the increasing need for remote security will continue, and open untapped markets for our proprietary cost effective solution. Uniquely positioned our company feels the market for our OPIE technology will continue to grow for years to come.

     HS3 is continuing to work with a national livestock trailer manufacturing company to provide its proprietary video technology in trailers that monitor animal welfare and handling during transportation, loading, and unloading. Our company is in the second year of deploying this technology and has reached a threshold where it‘s ready for this market. HS3 has the technology and capability to provide the solution to the livestock industry, solving transportation monitoring requirements.

SELF-STORAGE FACILITIES:

Over the last 30 years the self-storage industry has typically employed part-time guard services to randomly check their properties during off hours. HS3 has a solution that offers continuous surveillance utilizing our company’s technology and Denver monitoring center to provide 24/7/365 monitoring, improving both monitoring and reduced costs.

RESULTS OF OPERATIONS:

Nine Months Ended March 31, 2011 and 2010

Revenue and cost of goods sold.

     We primarily derive revenue from our operations by (i) providing technical installation services to the QSR market and (ii) by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the three month period ended March 31, 2011 and 2010 are outlined in the table below:

	Three months ended
	March 31,
	2011	2010

Contract Revenue:
Equipment license/monitoring fees	$2,850	$16,558
QSR	530,709	-
Revenue sharing from Teaming Agreement	26,760
Domain/business hosting fees	925	3,156
Other (discounts taken)	(2,532)	550
	558,712	20,264

Other Revenue:
Equipment sales	5,529	6,626
IT Services	3,545	10,010
Other	-	-
	9,074	16,636

Revenue	567,786	36,900

Cost of goods sold - Equipment	(3,022)	(3,355)
Cost of goods sold – QSR	(330,024)	-
	$234,740	$33,545

     During the quarter ended March 31, 2011, our technical installation services to the QSR market expanded as we started to handle the demand pursuant to our master subcontract agreement with Insight Direct USA, Inc. During the quarter ended March 31, 2011, we serviced 269 locations.

Selling, general and administrative expenses.

     Our selling, general and administrative expenses for the three month period ended March 31, 2011 and 2010 are outlined in the table below:

	Three months ended
	March 31, 2011
	2011	2010
Wages & employee benefits	$76,801	$36,548
Contract services	12,445	29,611
Board Fees	12,500	12,500
Accounting, audit and tax expenses	3,000	5,500
Legal	242	5,232
Stock transfer/shareholder/proxy/filing fees	55	2,591
Other professional fee/filings	608	-
Rent	1,200	6,859
Utilities	-	691
Computer network services	-	760
Computer server/internet fees	896	-
Advertising/domain registration	7	2,800
Telephone	2,568	20,194
Travel, meals and entertainment	1,750	1,503
Research & development	50	644
Insurance	7,467	7,693
Other expenses	4,980	3,555
	$124,569	$136,681

     Selling, general and administrative expenses decreased during the three month period ended March 31, 2011 to $124,569 as compared to $136,681for the three month period ended March 31, 2010. This decrease is due primarily to lower telephone costs and contract services, offset by higher wages and employee benefits.

Nine Months Ended March 31, 2011 and 2010

Revenue and Cost of goods sold.

     We primarily derive revenue from our operations by (i) providing technical installation services to the QSR market and (ii) by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the nine month period ended March 31, 2011 and 2010 are outlined in the table below:

	Nine months ended
	March 31,
	2011	2010

Contract Revenue:
Equipment license/monitoring fees	$23,122	$45,467
QSR	534,388	-
Revenue sharing from Teaming Agreement	26,760	-
Domain/business hosting fees	2,756	6,804
Other (discounts taken)	(2,532)	2,723
	$584,494	$54,994

Other Revenue:
Equipment sales	$18,091	$26,636
IT Services	20,146	19,146
	$38,237	$45,782

Revenue	$622,731	$100,776

Cost of goods sold - Equipment	(12,702)	(17,333)
Cost of goods sold – QSR	(330,024)	-
	$280,005	$83,443

     Our revenues for the nine month period ended March 31, 2011 increased to $622,731 as compared to $100,776 for the nine month period ended March 31, 2010 as we have started to focus on the QSR part of our business. During the nine months ended March 31, 2011, we serviced 273 locations.

Selling, general and administrative expenses.

     Our selling, general and administrative expenses for the nine month period ended March 31, 2011 and 2010 are outlined in the table below:

	Nine months ended
	March 31,

	2011	2010

Wages & employee benefits	$145,894	$163,636
Contract services	19,005	112,687
Board Fees	37,500	37,500
Accounting, audit and tax expenses	28,500	28,000
Legal	1,728	17,439
Stock transfer/shareholder/proxy fees	1,520	7,709
Other professional fees/filings	2,102	-
Rent	982	17,600
Utilities	8,855	15,874
Computer network services	720	1,465
Computer server/internet fees	1,843	2,288
Advertising/domain registration	221	4,471
Telephone	11,467	47,224
Travel, meals and entertainment	5,855	8,152
Research & development	2,174	1,364
Insurance	19,074	17,385
Other expenses	(12,915)	14,978
	$274,525	$497,772

     Selling, general and administrative expenses for the nine month period ended March 31, 2011 decreased by 45% as compared to the comparative period in 2010 primarily due to lower third party contract services expenses. Other expenses included $21,556 of bad debts written off, offset by approximately $45,000 gain on the settlement of our long term debt.

Liquidity and Capital Resources

     Our primary liquidity needs are to fund our working capital requirements and future capital expenditures. Our ability to continue as a going concern is dependent upon obtaining additional working capital to develop our business operations. We intend to use borrowings and security sales to mitigate the effects of our cash position; however, due to current conditions in the debt and equity markets, no assurance can be given that debt and/or equity financing, if and when required, will be available.

Working Capital			Percentage
	March 31,	June 30,	Increase/
	2011	2010	(Decrease)

Current Assets	$484,801	$137,322
Current Liabilities	1,713,632	1,327,027
Working Capital (deficit)	$(1,228,831)	$(1,189,705)	(3.3%	)

Cash Flows	Nine months ended
	March 31,	March 31,
	2011	2010

Net cash (used in) operating activities	$(229,217)	$(487,759)
Net cash (used in) by investing activities	(9,777)	(15,915)
Net cash flow provided by (used in) financing activities	213,286	467,745
Increase (decrease) in cash and cash equivalents	$(25,708)	$(35,929)

     Our cash on hand at March 31, 2011 was approximately $9,000. We have made a concentrated effort over the past year to continue to reduce our selling, general and administrative expenses, which had a cash burn rate of approximately $40,000 per month during the three months ended March 31, 2011. Over the long term we may require additional funds in order to hire additional contractors and book travel arrangements far enough in advance to utilize discount rates, to scale up to meet the demand of the master subcontract agreement with Insight. We anticipate relying on cash flows from operations, equity offerings, and debt financing for such expansion.

Contractual Obligations

     As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

     Our ability to continue as a going concern is dependent upon our obtaining additional working capital to develop business operations. We intend to use borrowings and equity sales to mitigate the effects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded as of March 31, 2011 that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

     There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our success and ability to compete depends in part on our proprietary technology incorporated in our security products. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we would not be able to compete as effectively. We consider our technologies invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect our technologies, and other intellectual property rights, which presently are based upon registered trademarks in addition to trade secrets, may not be adequate to prevent their unauthorized use.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

             None

Item 3. Defaults Upon Senior Securities

             None.

Item 4. [Removed and Reserved]

Item 5. Other Information

             None

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

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).
10.3	Surveillance Installment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).

Exhibit	Description
Number
10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).
10.5	Distribution Agreement with Autostar Technology Private Limited (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).
10.6	Warrant Purchase Agreement dated November 6, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2007).
10.7	Agreement with the American Humane Association (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008)
10.16	Master Subcontract Agreement effective December 10, 2010 with Insight Direct USA, Inc. (incorporated by reference from our Current Report on Form 8-K filed April 28, 2011)
10.17	Teaming Agreement and Employment Agreement dated February 1, 2011 with Chester Gilliam (incorporated by reference from our Current Report on Form 8-K filed April 28, 2011).
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-KSB filed on October 10, 2007).
21	Subsidiaries of the Registrant
21.1	Ip-Colo, Inc.
31	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES, INC.
(Registrant)

Dated: May 16, 2011	/s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)