Form 10-K
period 2011-06-30
HS3 TECHNOLOGIES INC.
filed 2011-10-06
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
Yes [   ] No[ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31 , 2011 was $584,308 based on a $0.018 average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed first fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

82,623,836 common shares issued and outstanding as of September 30, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our company”, and “HS3”, means HS3 Technologies, Inc., unless the context clearly requires otherwise.

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

     On November 4, 2009 at the annual and special meeting of stockholders of the Company, our authorized capital increased to 200,000,000 shares of common stock with a par value of $0.001.

     During fiscal year ended June 30, 2011 we: (a) issued 1,700,000 shares of our common stock for services rendered to us; and (b) issued 12,207,200 shares of our common stock for conversion of accrued board fees, accrued interest, accrued salaries and accrued rent due our officers, directors and largest shareholder.

Current Business

     Our company has expanded its technical installation service with a focus on the Quick Serve Restaurant market (QSR).

     Effective December 10, 2010 we entered into a Master Subcontract Agreement with Insight Direct USA, Inc., an Illinois corporation, and its affiliate Calence, LLC dba Insight Networking, a Delaware limited liability corporation. Pursuant to the agreement, our company will be a master provider of technical and installation services to an internationally renowned QSR chain. Our company’s efforts have been refocused toward the services required by the QSR. Under the terms of the agreement with Insight our company will provide Insight with information technology services set forth in any statement of work issued by Insight. Each statement of work is a separate agreement that identifies a specific scope of work to be performed by our company.

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

     Insight estimates over substantial locations for the QSR will require PCI compliant installation and services to Point of Sale (POS) terminals over the next two years. To complete the estimated number of installations over the period HS3’s will need to train and deploy sufficient numbers of four-man service teams to install approximately 4 locations per week. We currently have five (5) 4-man teams deployed. HS3 technicians complete the two day training and testing at a facility in our Denver monitoring center. Between 10 and 16 qualified candidates participate in each training session with approximately 95% qualifying as “Team members”. Two additional staff will be required to supervise the field teams .

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

     On April 27, 2011 our company entered into a teaming agreement and employment agreement with Chester A. Gilliam and his company WizardWorks Security Systems Inc. (the “Subcontractor”). Under the agreement the Subcontractor will provide us with products and services set out in the agreement (the “Program”). The company will compensate the Subcontractor for participation in the Program by providing up to a $360,000 bonus and the company issued on March 1, 2011 500,000 shares of our company’s common stock pursuant to the agreement. The $360,000 bonus will be divided into three annual installments equal to the lesser of $120,000 per annum or 50% of the revenue received from WizardWorks accounts during that period. The Program bonus will be paid at the end of each calendar quarter. If during any quarter the total revenue received from WizardWorks accounts is less than $60,000, the installment for that quarter will be calculated to minimally equal 50% of the total revenues received from WizardWorks. If over the three year term the amount paid to WizardWorks is less than $360,000 this agreement will continue for one year increments until paid. Our company has the sole right to accelerate payments to reach the agreed $360,000 at any time during the term of the agreement.

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

     We are primarily an intellectual capital company. Our company both develops HS3 proprietary technology and acquires and integrates appropriate industry technology to provide surveillance solutions customized to be

“The trusted security architect providing vision when it matters.”

     As a security architect, we provide professional architectural, design and engineering to develop system solutions for our customers as required by our customers. This concept is the foundation of our intellectual capital and core competencies. We use intellectual capital of our employees and the surveillance industry to architect and design solutions that provide customers vision and situational awareness. This acquired knowledge is transformed to innovations that are proprietary to the Company. This occurs in part, through:

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

We incurred expenses in the amount of $6,850 for the year ended June 30, 2011 and $5,222 for the year ended June 30, 2010

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

Employees

As of June 30, 2011, our company had six (6) full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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

There is a high risk of business failure due to the fact that we may not maitain commercial operations with sustainable,positive cash flow.

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

Our independent auditors have noted in their report concerning our financial statements as of June 30, 2011 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See our auditors’ report on our consolidated financial statements elsewhere in this Form 10-K

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
June 30, 2011	$0.070	$ 0.007
March 31, 2011	$0.020	$0.012
December 31, 2010	$0.032	$0.020
September 30, 2010	$0.012	$0.010
June 30, 2010	$0.01	$0.01
March 31, 2010	$0.02	$0.02
December 31, 2009	$0.04	$0.03
September 30, 2009	$0.06	$0.04
June 30, 2009	$0.08	$0.08

On September 30, 2011, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.018

As of September 30, 2011, there were 65 holders of record of our common stock. As of such date, 82,623,836 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

On June 24, 2011, our company issued 12,207,200 shares of our common stock for conversion of accrued board fees, salaries, rent and interest as well as some trade payables due our officers, directors and largest shareholder. The shares were issued at the average quoted trade price for the period from May 16, 2011 through June 24, 2011 ($.04445).

On April 1, 2011 our Board voted and our company issued 600,000 shares of our common stock to an employee. We valued the 600,000 shares based on the quoted trade price on April 1, 2011 ($0.012) and recorded $7, 200 as stock for services expense.

On April 27, 2011 our company entered into a teaming agreement and employment agreement with Chester A. Gilliam and his company WizardWorks Security Systems Inc. (the “Subcontractor”). Under the agreement the Subcontractor will provide us with products and services set out in the agreement (the “Program”) over a three (3) year period and the company will compensate the Subcontractor for participation in the Program by providing up to a $360,000 bonus and the company issued on March 1, 2011 500,000 shares of our company’s common stock pursuant to the agreement. We valued the 500,000 shares based on the quoted trade price on March 1, 2011 ($.012) and recorded $6,000 as stock for services expense.

On October 4, 2010 our Board voted to issue 600,000 shares of our common stock for financial consulting services rendered to us. We valued the 600,000 shares based on the quoted trade price on October 4, 2010 ($.0097) and recorded $5,820 as stock for services expense.

During the fiscal year ended June 30, 2010 we: (a) issued 4,500,000 shares of our common stock for $225,000 which was used to repay $150,000 of convertible and subordinated notes payable; (b) issued 15,500,000 shares of our common stock to convert $775,000 of convertible notes payable; (c) issued 5,870,834 shares of our common stock to two officers for cancellation of $181,996 of accrued salaries, and (d) issued 250,000 shares of our common stock for services rendered to us.

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

As of June 30, 2010, 1,300,000 stock options (with an exercise price of $.1667) were outstanding with an expiration date of March 22, 2012. Effective June 24, 2011, the Board accepted the cancelation of the 1,300,000 stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchases

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year end June 30, 2011.

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

Plan of Operations And Cash Requirements

Our operating expenses (selling, general and administrative expenses) consist mostly of wages and benefits, contract services, board fees and other professional service fees. The amount incurred by our company for the years ended June 30, 2011 and 2010, respectively was approximately $472,000 and $536,000.

Our cash on hand at June 30, 2011 was $13,341. We have made a concentrated effort over the prior twelve months to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $60,000 per month. Our principal capital resources have been through the subscription and issuance of common stock, stockholder loans, advances from related parties and utilization of our $250,000 revolving line of credit facility. In the future, we anticipate relying on cash flows from operations and our revolving line of credit facility for the purpose of proceeding with our plan of operations.

Results of Operations for the year ended June 30, 2011 and 2010

Revenue and Cost of goods sold.

     We primarily derive revenue from our operations by (i) providing technical installation services to the QSR market and (ii) by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the year ended June 30, 2011 and 2010 are outlined in the table below:

	Year ended
	June 30,
	2011	2010

Contract Revenue:
Equipment license/monitoring fees	$25,972	$50,315
QSR revenue	1,203,653	-
Revenue sharing from teaming agreement	57,067	-
Domain/business hosting fees	3,753	7,852
Discounts taken	(19,255)	-
	$1,271,190	$58,167

Other Revenue:
Equipment sales	18,398	30,395
IT services	20,837	21,596
Other revenue/(expenses)	(24)	3,112
	$39,211	$55,103

Revenue	$1,310,401	113,270

Cost of goods sold	(742,412)	(75,877)
	$567,989	$37,393

Contract revenues for the year ended June 30, 2011 increased as compared to the comparative period in 2010 as we started to focus on the QSR part of our business starting in December 2010 and the start effective January 1, 2011 of our revenue sharing from the teaming agreement. During the fiscal year ended June 30, 2011 we serviced 531 QSR locations.

Selling, general and administrative expenses.

Our selling, general and administrative expenses for the year ended June 30, 2011 and 2010 are outlined in the table below:

	Year ended
	June 30,

	2011	2010
Wages & employee benefits	$255,988	$232,857
Other contract labor/equipment	21,570	84,176
Board fees	50,000	37,500
Stock for services	19,020	29,250
Accounting, audit and tax expenses	31,500	30,750
Legal	3,842	21,527
Stock transfer/shareholder/proxy/filing fees	6,171	2,698
Professional fees/filings	4,680	5,131
Rent	2,182	17,600
Utilities	26,016	22,101
Computer network services	720	1,852
Computer server/internet fees	2,576	3,246
Advertising/domain registration	256	4,781
Telephone	13,812	56,076
Travel, meals and entertainment	11,852	15,411
Sales & marketing & R&D	3,380	1,666
Insurance	34,505	21,418
Postage/printing	2,888	2,216
Bank service charges	1,667	1,381
Office/computer supplies	8,818	4,789
Automobile expenses	7,471	3,883
Dues & subscriptions	696	1,134
Taxes/licenses & permits	6,327	4,574
Penalties & interest	2,327	3,665
Bad debt expense	46,556	2,397
Other misc, expenses / (income)	(5,251)	(76,570)
	$559,469	$535,509

Without the other misc. expenses /(income), selling, general and administrative expenses for the year ended June 30, 2011 decreased by approximately 8% as compared to the comparative period in 2010 primarily as a result of our management making a concentrative effort to reduce such costs. Other contract labor / equipment for the year ended June 30, 2010 includes approximately $33,000 in fees paid to third parties assisting us in attempting to raise capital. Other misc. expenses/(income) for the year ended June 30, 2010 includes the gain realized from the Settlement Agreement and Mutual Release with AHA.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, shareholder loans, advances from related parties and borrowings under our revolving line of credit agreement. Our primary liquidity needs are to fund our working capital requirements and future equipment purchases. Our ability to continue as a going concern may be dependent upon obtaining additional long-term capital to develop our business operations.

	June 30,	June 30,
	2011	2010

Current Assets	$427,013	$137,322
Current Liabilities (a)	(1,010,449)	(1,327,027)
Working Capital (deficit)	$(583,436)	$(1,189,705)

Long-term debt	$-	$-
Stockholder’s equity(deficit)	$(557,821)	$(1,149,350)

Current Liabilities (a)
Trade accounts payable	$103,058	$114,393
Other accrued liabilities	25,121	495,110
Subordinated notes payable	711,270	580,500
Revolving line of credit	150,000	-
Other liabilities	21,000	28,000
Long-term debt, current portion	-	109,024
	$1,010,449	$1,327,027

Our primary liquidity needs are to fund our working capital requirements and future capital expenditures. Our ability to continue as a going concern is dependent upon obtaining additional working capital to develop and expand our business operations. We intend to use borrowings from our revolving line of credit, equity sales and/or further shareholder loans and advances from related parties to mitigate the affects of our cash position.

Working Capital

			Percentage
	June 30,	June 30,	Increase/
	2011	2010	(Decrease)

Current Assets	$427,013	$137,322	211%
Current Liabilities	1,010,449	1,327,027	( 24%	)
Working Capital (deficit)	$(583,436)	$(1,189,705)	51%

Cash Flows
	Year ended June 30,
	2011	2010

Net cash (used in) operating activities	$(710,533)	$(438,893)
Net cash (used in) by investing activities	(15,705)	(15,915)
Net cash flow provided by (used in) financing activities	704,664	451,131
Increase (decrease) in cash and cash equivalents	$(21,574)	$(3,677)

Our cash on hand at June 30, 2011 was $13,341. We have made a concentrated effort over the prior twelve months to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $60,000 per month. In the future, we anticipate relying on cash flows from operations and our revolving line of credit facility for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Until year ended June 30, 2011, we have incurred losses since our inception. Because of these historical losses, we may require additional working capital and long term capital to develop our business operations. We intend to use borrowings from our revolving line of credit facility, equity sales and/or future shareholder loans and advances from related parties to mitigate the affects of our cash position.

The continuation of our business is dependent upon us maintaining and achieving a break even or profitable level of operations. There are no assurances that we will be able to either (i) maintain a level of revenues adequate to break even and generate sufficient cash flow from operations; or (ii) obtain additional financing to support our working capital requirements. To the extent that funds generated from operations and debt financing are insufficient, we will have to raise additional capital through equity offerings. No assurance can be given that additional debt financing or equity infusion will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to increase our operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
HS3 Technologies, Inc.

We have audited the accompanying consolidated balance sheet of HS3 Technologies, Inc. as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HS3 Technologies, Inc. as of June 30, 2011 and 2010 and the consolidated results of its operations and cash flows for each of the years in the two–year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Weaver Martin & Samyn, LLC
Kansas City, Missouri
October 4, 2011

HS3 Technologies, Inc.
Condensed consolidated balance sheets

	June 30,	June 30,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$13,341	$34,915
Trade accounts receivable	351,248	8,449
Other receivables	-	7,913
Inventory	62,424	86,045
	427,013	137,322
Fixed assets, net of accumulated depreciation of $139,150 and $114,538 respectively	25,615	34,522
Other assets, net	-	5,833
	$452,628	$177,677

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$103,058	$114,393
Other accrued liabilities	25,121	495,110
Subordinated notes payable	711,270	580,500
Note payable, current portion	150,000	-
Long-term debt, current portion	21,000	109,024
Other liabilities	-	28,000
	1,010,449	1,327,027

Long-term debt	-	-
Total Liabilities	1,010,449	1,327,027

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 2,500,000 shares authorized, none issued or outstanding	-	-
Common stock owed, not issued,- 0- and 600,000 shares at June 30, 2011 and 2010, respectively	-	600
Common Stock, $0.001 par value, 200,000,000 authorized, issued and outstanding 82,623,836 and 68,116,636 shares at June 30, 2011 and 2010, respectively	82,624	968,117
Additional paid-in capital	6,117,246	5,569,526
Accumulated deficit	(6,757,691)	(6,787,593)
	(557,821)	(1,149,350)
	$452,628	$177,677

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations

	Year ended June 30,
	2011	2010

Revenue	$1,310,401	$113,270
Cost of goods sold	742,412	75,877
Gross profit	567,989	37,393

Operating Expenses:
Selling, general and administrative	559,469	535,509
Depreciation and amortization	30,445	44,577
Total operating expenses	589,914	580,086

(Loss) from operations	(21,925)	(542,693)

Other income (expense):
Interest expense	(60,875)	(137,095)
Forgiveness of debt	112,702	-
Total other income (expense)	51,827	(137,095)

Net Income/(loss)	$29,902	$(679,788)

Net income(loss) per share-basic and diluted	$0.0004	$(0.0117)

Weighted average number of common shares outstanding	69,555,130	58,093,645

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

						Total
			Common	Additional	Retained	Stockholders
	Common Stock		Stock Owed	Paid-in	Earnings	Equity
	Shares	Amount	Not Issued	Capital	(Deficit)	(Deficit)

Balances as of June 30, 2009	41,995,802	$41,996	$-	$4,385,001	$(6,107,805)	$(1,680,808)
Shares issued for cash	4,500,000	4,500	-	220,500	-	225,000
Shares issued for conversion of debt	15,500,000	15,500	-	759,500	-	775,000
Shares issued for cancellation of debt	5,870,834	5,871	-	176,125	-	181,996
Shares issued for services	250,000	250	-	28,400	-	28,650
Shares owed for services, not issued	-	-	600		-	600
Net loss	-	-		-	(679,788)	(679,788)
Balances as of June 30, 2010	68,116,636	$68,117	$600	$5,569,526	$(6,787,593)	$(1,149,350)
Shares issued for conversion of debt	12,207,200	12,207	-	530,400	-	542,607
Shares issued for services	2,300,000	2,300	(600)	17,320	-	19, 020
Net income	-	-	-	-	29,902	29,902
Balances as of June 30, 2011	82,623,836	$82,624	-	$6,117,246	$(6,757,691)	$(557,821)

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows

	Year ended June 30,
	2011	2010

Cash flows from operating activities:
Net income(loss)	$29,902	$(679,788)

Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	30,445	44,577
Accretion of interest	2,689	5,380
Warrants, stock, and options issued for service	19,020	29,250
(Gain) loss on sale of fixed assets	-	22,644
Changes in operating assets and liabilities:
Accounts and other receivables	(334,886)	58,461
Inventory	23,621	60,967
Accounts payable and accrued liabilities	(481,324)	19,618
Net cash (used) in operating activities	(710,533)	(438,893)

Cash flow from investing activities:
Additions to fixed assets	(15,705)	(15,915)
Net cash (used in) investing activities	(15,705)	(15,915)

Cash flow from financing activities:
Sale of common stock	-	225,000
Convertible notes payable issued for cancellation of accrued liabilities	-	-
Proceeds(repayments) revolving line of credit	150,000	-
Proceeds(repayments)convertible notes payable	-	(25,000)
Proceeds(repayments)subordinated notes payable	130,770	207,500
Borrowings (repayments) long-term debt	(118,713)	(138,364)
Other accrued liabilities converted to equity	542,607	181,996
Net cash flow provided by financing activities	704,664	451,131

Increase (decrease) in cash and cash equivalents	(21,574)	(3,677)
Cash and cash equivalents, beginning of period	34,915	38,592
Cash and cash equivalents, end of period	$13,341	$34,915

Supplemental cash flow information:
Interest paid	$41,102	$29,203
Income taxes paid	$-	-

Non cash financing activities:
Stock issued for services	$19,020	$29,250
Stock issued for other accrued liabilities	542,607	181,996
Stock issued for convertible notes payable	-	775,000
Subordinated notes payable issued for convertible notes payable	-	373,000

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

(g) Income/(Loss) Per Share

     Basic and diluted income/(loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share gives effect to all potential diluted common shares outstanding during the period. In periods of net loss, there are no diluted earnings per share since the result would be anti-dilutive.

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

(i) Income Taxes

     The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, (“Accounting for Income Taxes”) for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that is more likely than not that some portion of all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

(k) Concentration of Credit Risk

     We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to write off or record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will write off receivables when we believe an amount is not collectible. We have $25,000 reserves for bad debt at June 30, 2011.

(l) Revenue Recognition

     We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

(m) Recent Pronouncements

     In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

     In February 2010, FASB issued ASU No. 2010-9 - Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s financial statements.

     In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. The adoption of the ASU did not have a material impact on the Company’s financial statements.

     In May, 2011, The FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The objective of this amendment is to achieve common fair value measurement and disclosure requirements in U.S GAAP and IFRS. This amendment is to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for the first quarter of 2012. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

     The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(n) Reclassifications

     Certain amounts in the prior periods have been reclassified to conform to the current period’s presentation.

2. GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon us obtaining additional working capital to develop our business operations. We intend to use borrowings from our revolving line of credit facility, equity sales and/or further shareholder loans and advances from related parties to mitigate the affects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3. FIXED ASSETS

Fixed assets consisted of the following:

	June 30,	June 30,
	2011	2010

Computer hardware	$118,978	$109,337
Leasehold improvements	10,500	10,500
Opie/VMS installed	11,295	5,231
Vehicles	23,992	23,992
	164,765	149,060
Accumulated depreciation	(139,150)	(114,538)
	$25,615	$34,522

During the years ended June 30,2011 and 2010, depreciation expense was $24,612 and $35,244 respectively.

4. OTHER ACCRUED LIABILITIES

Other accrued liabilities are as follows:

	June 30,	June 30,
	2011	2010

Accrued board fees	$-	$133,332
Accrued salaries, officers	-	80,000
Accrued rent, officer	-	61,505
Accrued interest	-	218,176
Payroll liabilities	25,081	1,569
Sales tax payable	40	528
	$25,121	$495,110

On June 24, 2011, the company issued 12,207,200 shares of our common stock for conversion of accrued board fees ($137,062), salaries ($80,000), rent ($76,535), interest ($234,010) and trade payables ($14,999) due our officers, directors and largest shareholder. The shares were issued at the average quoted trade price for the period from May 16, 2011 through June 24, 2011 ($.04445). Remaining accrued board fees as of June 24, 2011 not converted into equity ($46,270) were replaced with new subordinated notes payable.

5. SUBORDIINAED NOTES PAYABLE

Subordinated notes payable outstanding are as follows:

	June 30,	June 30,
	2011	2010
William S. Dickey	$550,000	$500,000
Robert A. Morrison	75,000	80,500
Charles Ferris	18,770	-
Michael Yinger	27,500	-
Greg Dickey	20,000	-
Mira Fine	20,000	-
	$711,270	$580,500

Expense on these notes bear interest at 12% and are on a month to month term. The Company recorded $40,138 interest for the year ended June 30, 2011. Subsequent to June 30, 2011, $61,770 of these subordinated notes payable have been paid by the Company.

6. LONG-TERM DEBT

     In February and March 2008 the Company, pursuant to a loan and security agreement, entered into two (2) $200,000 promissory notes. In addition, the Company issued to the lender a warrant for the purchase of one million (1,000,000) shares of common stock at a purchase price of $.12 per share with an expiration date of five (5) years after the commencement date of the first loan.

     The notes have an interest rate of 15.499% and mature in three (3) years from the commencement date, and are collateralized with the Company’s personal property as defined in the loan and security agreement. For the year ended June 30, 2011, we recorded $6,189 as interest expense pursuant to the notes.

     Each note also has a final payment fee of $14,000 that is due on the earlier to occur of the maturity date or prepayment. These fees are being amortized over the life of the loans with the obligation reflected in other liabilities. For the year ended June 30, 2011, we expensed $5,833.

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

     On December 30, 2010 the Company entered into a loan payment modification/settlement agreement with the lender in which we paid $65,000 as a one-time payment and will pay a remaining balance of $36,000 as the settlement of the outstanding balance and accrued interest on these notes. The discount on the notes was accrued into interest expense through the date of the settlement agreement. For the year ended June 30, 2011 we recorded $2,689 as additional interest expense and amortized $5,833 of other assets. The lender also subordinated to our subordinated notes payable. The $36,000 will be paid at $3,000 a month through January 10, 2012 at zero interest. As of June 30, 2011, $21,000 remains outstanding pursuant to the modification/settlement agreement.

7. NOTE PAYABLE

     On December 17, 2010, the Company entered into a one year promissory note with a commercial bank. The note is a revolving line of credit, wherein the Company can receive advances up to $250,000. The note bears interest at 3.85% and is guaranteed pursuant to a Guaranty Fee Agreement between William S. Dickey and the Company, wherein the Company pays Mr. Dickey a monthly fee of $1,250 to provide the guaranty. At June 30, 2011 the Company had $150,000 outstanding on this line of credit.

8. INCOME TAXES

     The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, (“Accounting for Income Taxes”) for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that is more likely than not that some portion of all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included n the provision for deferred income taxes in the period of change.

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

     The Company’s operations for the year ended June 30, 2010 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations. The Company’s operations for the year ended June 30, 2011 resulted in income but was offset by operating loss carry-forwards.

     As of June 30, 2011, the Company has net operating loss carry-forwards which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

9 COMMON STOCK

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

     On October 4, 2010 the Board voted to issue 600,000 shares of our common stock for financial consulting services rendered to us. We valued the 600,000 shares based on the quoted trade price on October 4, 2010 ($.0097) and recorded $5,820 as stock for services expense.

     On April 27, 2011 our company entered into a teaming agreement and employment agreement with Chester A. Gilliam and his company WizardWorks Security Systems Inc. (the “Subcontractor”). Under the agreement the Subcontractor will provide us with products and services set out in the agreement (the “Program”) over a three (3) year period and the company will compensate the Subcontractor for participation in the Program by providing up to a $360,000 bonus and the company issued on March 1, 2011 500,000 shares of our company’s common stock pursuant to the agreement. We valued the 500,000 shares based on the quoted trade price on March 1, 2011 ($.012) and recorded $6,000 as stock for services expense.

     On April 1, 2011 the Board voted and the company issued 600,000 shared of our common stock to an employee. We valued the 600,000 shares based on the quoted trade price on April 1, 2011 ($0.012) and recorded $7, 200 as stock for services expense.

     On June 24, 2011, the company issued 12,207,200 shares of our common stock for conversion of accrued board fees, salaries, rent and interest as well as some trade payables due our officers, directors and largest shareholder. The shares were issued at the average quoted trade price for the period from May 16, 2011 through June 24, 2011 ($.04445).

     Pursuant to the 2005 Stock Option Plan, the Board of Directors had granted 2,500,000 options under the plan of which 1,300,000 were outstanding as of March 31, 2011. Effective June 24, 2011 the Board accepted the cancellation of the 1,300,000 stock options from three employees, (with an exercise price of $.1667 per share) which were to expire on March 22, 2012.

10. WARRANTS AND OPTIONS

     At June 30, 2011 there are 1,000,000 outstanding warrants at a strike price of $.120 and expiring in February 2013. There are no outstanding stock options.

11. CONCENTRATIONS AND CONTINGENCIES

     The Company’s operating lease was up October 31, 2009. The Company’s lease is month to month.

     Sales to one major customer represented 93% of sales and 83% of accounts receivable for the year ended June 30, 2011.

12. FAIR VALUE MEASUREMENTS

     The Company adopted ASC Topic 820-10 on July 1, 2010 to measure the fair value of its financial assets required to be measured on a recurring basis. The adoption ASC Topic 820-10 did not impact the Company’s financial condition or results of operations. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets or identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or the liability.

     The Company has no level 3 assets or liabilities.

     The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$13,341	-	-	$13,341
Trade accounts receivable	-	351,248	-	351,248
Inventory	62,424		-	62,424
Other receivables	-	-	-	-
Trade accounts payable	103,058		-	103,058
Accrued liabilities	25,121		-	25,121
Notes payable	861,270			861,270

     The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$34,915	-	-	$$34,915
Trade accounts receivable	-	8,449	-	8,449
Inventory	86,045		-	86,045
Other receivables	-	7,913	-	7,913
Trade accounts payable	-	114,393	-	114,393
Accrued liabilities	-	495,110	-	495,110
Notes payable	-	580,500		580,500

13 SUBSEQUENT EVENTS

     Management has evaluated subsequent events through the date these financial statements were issued and has determined that there are no transactions that need to be recorded or disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of June 30, 2011 that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Operations Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2011.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As of September 23, 2011, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Mark Lana	Chief Executive Officer, Treasurer, and Director	58	November 9, 2005
Robert A. Morrison	President and Director	47	June 18, 2007
Charles F. Ferris	Chairman of the Board and Director	65	August 14, 2007
Michael Yinger	Secretary and Director	55	August 14, 2007

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

Mr. Lana has been an entrepreneur for over 30 years. He owned and operated several multi-unit and corporate extended stay hotels. He was involved in the housing industry and built, remodeled and refurbished single family and multi-unit dwellings. Mr. Lana has been involved in developing financing for commercial real estate transactions and acquisitions. He has been involved with software development for medical transcription services and for payroll efficiencies in the hotel/motel labor market. During the 1990's Mr. Lana was able to develop a system of medical records transcriptions that enabled records to be transcribed at several remote locations and then be centrally transmitted back to the hospital/clinic. His software applications were used by the Denver medical profession for use in delivering radiology reports to medical facilities and physician's offices from remote locations.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2011, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Mark Lana(1) Chief Executive Officer, Treasurer	2011 2010	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	80,000 (3) Nil	80,000 Nil
Robert A. Morrison(2) President	2011 2010	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil N/A	Nil N/A	Nil N/A	Nil Nil

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

(3)	On June 24, 2011 the Company converted $80,000 of deferred salary to Mr. Lana into equity, issuing him 1,799,800 shares of common stock.

Stock Options/SAR Grants

There were no equity or and non-equity awards granted to the named executives in 2011:

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of June 30, 2011.

Option Exercises

During our Fiscal year ended June 30, 2011 there were no options exercised by our named officers

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Compensation of Directors

Compensation to our independent directors is $25,000 annually which may be deferred until we have the ability to pay, at which time the board members have the option to received cash or convert to common equity.

On June 23, 2011 there was $183,332 of accrued board fess through the period ending June 30, 2011. On June 24, 2011, We issued the following shares and entered into subordinated notes payable to our two (2) independent directors for payment of the $183,332 accrued board fees.

		New
	Shares	Subordinated
	Issues	Notes

Charles Ferris	1,640,000	$18,770
Michael Yinger	1,443,600	27,500
	3,083,600	$46,270

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2011, there were 82,623,836 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of September 30, 2011 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Mark Lana 1800 Boulder Street, Suite 600 Denver, CO 80211	7,018,578	8.49%
Robert A. Morrison 1800 Boulder Street, Suite 600 Denver, CO 80211	15,749,082	19.06%
Chuck Ferris 11612 E. 2nd Ave Aurora, CO 80010	2,500,000	3.03%
Michael Yinger 10940 S. Parker Road, Suite 151 Parker, CO 80134	2,373,600(3)	2.87%
Directors and Executive Officers as a group (4 people)	27,641,260	33.45%
William S. Dickey 6130 S. Elm Court Centennial, CO 80121	22,521,000(2)	27.26%

(1)

Based on 82,623,836 shares of common stock issued and outstanding as of September 30, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Includes 5,000,000 shares to DQ Investment Group, a family partnership controlled by Mr. Dickey.

(3)	Includes 250,000 shares to Pythia, a Company under control of Mr. Yinger.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the company for professional services rendered by the company's independent registered public accounting firm, for the years ended June 30, 2011 and 2010:

Services		2011		2010
Audit fees		$31,500		$30,750
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

Total fees		$31,500		$30,750

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

ITEMS 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 2, 2004).
3.3	Certificate of Change filed with the Nevada Secretary of State on December 1, 2009 (incorporated by reference from our Quarterly report on Form 10-Q filed on February 12, 2010).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan of HS3 Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).
(10)	Material Contracts
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
Date: October 5, 2011

By:	/s/ Mark Lana
Mark Lana
Chief Executive Officer, Treasurer, and Director
Principal Accounting Officer and Principal Financial Officer
Date: October 5, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert A. Morrison
Robert A. Morrison
President and Director
Principal Executive Officer
Date: October 5, 2011

By:	/s/ Mark Lana
Mark Lana
Chief Executive Officer, Treasurer, and Director
Principal Accounting Officer and Principal Financial Officer
Date: October 5, 2011

By:	/s/ Charles F. Ferris
Charles F. Ferris
Chairman of the Board and Director
Date: October 5, 2011

By:	/s/ Michael Yinger
Michael Yinger
Secretary and Director
Date: October 5, 2011