Form 10-Q
period 2011-09-30
HS3 TECHNOLOGIES INC.
filed 2011-11-14
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

(303) 455-2550
(Telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report) \

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting	Smaller reporting company [X]
company)

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
As of November 11, 2011, there were 82,623,836 shares of the registrant’s Common Stock issued and outstanding

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

     The interim unaudited condensed consolidated financial statements of HS3 Technologies, Inc. as of and for the three month period ended September 30, 2011, are included herein beginning on the following page. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended June 30, 2011, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on October 6, 2011 with the Securities and Exchange Commission (File No. 001-32289). Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

HS3 Technologies, Inc.
Condensed consolidated balance sheets
Unaudited

	September 30,	June 30,
	Unaudited	2011
ASSETS

Current Assets:
Cash and cash equivalents	$8,354	$13,341
Trade accounts receivables	380,138	351,248
Other receivables	-	-
Inventory	66,038	62,424
	454,530	427,013
Fixed assets, net of accumulated depreciation of $144,170 and $139,150 respectively	24,065	25,615
Other assets, net	-	-
	$478,595	$452,628

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$113,265	$103,058
Other accrued liabilities	54,299	25,121
Subordinated notes payable	650,000	711,270
Note payable, current portion	150,000	150,000
Long-term debt, current portion	12,000	21,000
Other liabilities	-	-
Total Liabilities	979,564	1,010,449

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 2,500,000 shares authorized, none issued or outstanding	-	-

Common Stock, $0.001 par value, 200,000,000 authorized, issued and outstanding 82,623,836 at September 30, 2011 and June 30, 2011, respectively	82,624	82,624
Additional paid-in capital	6,117,246	6,117,246
Accumulated deficit	(6,700,839)	(6,757,691)
	(500,969)	(557,821)
	$478,595	$452,628

HS3 Technologies, Inc.
Condensed consolidated statement of operations
Unaudited

	Three months ended September 30,
	2011	2010

Revenue	$602,213	$28,129
Cost of goods sold	332,288	2,469
Gross profit	269,925	25,660

Operating Expenses:
Selling, general and administrative	181,538	62,754
Depreciation and amortization	5,019	9,884
Total operating expenses	186,557	72,638

Income(loss) from operations	83,368	(46,978)

Other income (expense):
Interest expense, net	(26,516)	(5,186)
Total other income (expense)	(26,516)	(5,186)

Net Income(loss)	$56,852	$(52,164)

Net income(loss) per share-basic and diluted	$0.0007	$(0.0008)

Weighted average number of common shares outstanding	82,623,836	68,116,636

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

			Common			Total
	Common Stock		Stock Owed	Additional	Retained	Stockholders
	Shares	Amount	Not Issued	Paid in	Earnings	Equity

Balances as of June 30, 2009	41,995,802	$41,996	$-	$4,385,001	$(6,107,805)	$(1,680,808)
Shares issued for cash	4,500,000	4,500		220,500	-	225,000
Shares issued for conversion of debt	15,500,000	15,500		759,500		775,000
Shares issued for cancellation of debt	5,870,834	5,871		176,125		181,996
Shares issued for services	250,000	250		5,000		5,250
Shares owed for services, not issued			600	23,400		24,000
Net loss	-	-		-	(679,788)	(679,788)
Balances as of June 30, 2010	68,116,636	$68,117	$600	$5,569,526	$(6,787,593)	$(1,149,350)

Shares issued for conversion of debt	12,207,200	12,207	-	530,400	-	542,607

Shares issued for services	2,300,000	2,300	(600)	17,320	-	19,020
Net income	-	-	-	-	29,902	29,902
Balances as of June 30, 2011	82,623,836	$82,624	$-	$6,117,246	$(6,757,691)	$(557,821)

Shares issued for services	-	-	-	-	-	-

Net income	-	-	-	-	56,852	56,852
Balances as of Sept 30, 2011	82,623,836	$82,624	$-	$6,117,246	$(6,700,839)	$(500,969)

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows
Unaudited

	Three months ended September 30,
	2011	2010

Cash flows from operating activities:
Net income(loss)	$56,852	$(52,164)

Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	5,019	9,884
Accretion of interest	-	1,345
Warrants, stock, and options issued for service	-	-
Changes in operating assets and liabilities:
Accounts and other receivables	(28,890)	(18,992)
Inventory	(3,614)	5,383
Accounts payable and accrued liabilities	39,385	65,631
Net cash (used in) operating activities	68,752	11,087

Cash flow from investing activities:
Additions fixed assets	(3,469)	(6,064)
Net cash (used in) investing activities	(3,469)	(6,064)

Cash flow from financing activities:
Sale of common stock	-	-
Proceeds (repayments) convertible notes payable	-	-
Proceeds (repayments) subordinated notes payable	(61,270)	-
Borrowing/repayments revolving credit agreement	-	-
Borrowings (repayments) long-term debt	(9,000)	(38,051)

Net cash flow provided by (used in)financing activities	(70,270)	(38,051)

Increase (decrease) in cash and cash equivalents	(4,987)	(33,028)
Cash and cash equivalents, beginning of period	13,341	34,915
Cash and cash equivalents, end of period	$8,354	$1,887

Supplemental cash flow information:
Interest paid	$25,266	3,841
Income taxes paid	$-	$-

Non cash financing activities:
Stock issued for services	$-	$-
Stock issued for other accrued liabilities	$-	$-

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

     We offer a diverse line of cutting edge products, services and customized integrated security solutions to meet the growing needs of the security industry. To meet the ever changing needs of the industry, we have launched a combination of state-of-the art products and services that include digital video recording technology (DVR), personal biometric identification units, CCTV, video monitoring, cellular and wireless mesh networks and wireless internet-linked satellite surveillance systems. This combination of products encompasses a total line that we believe will meet many commercial, agricultural, governmental, and residential customer security needs.

(b) Basis of presentation and use of estimates

     The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2011, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on October 5, 2011 with Securities and Exchange Commission.

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

(f) Long-lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.

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

(i) Income Taxes

     The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, (“Accounting for Income Taxes”) for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion of all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

(k) Concentration of Credit Risk

     We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to write off or record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will write off receivables when we believe an amount is not collectible. We have approximately $16,000 reserves for bad debt as of September 30, 2011.

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

3. FIXED ASSETS

     Fixed assets consisted of the following:

	September 30,	June 30,
	2011	2011

Computer hardware	$122,448	$118,978
Leasehold improvements	10,500	10,500
Opie/VMS installed	11,295	11,295
Vehicles	23,992	23,992
	168,235	164,765
Accumulated depreciation	(144,170)	(139,150)
	$24,065	$25,615

     During the quarter ended September 30, 2011, and 2010, depreciation expense was $5,019 and $7,550 respectively.

4. OTHER ACCRUED LIABILITIES

     Other accrued liabilities are as follows:

	September 30,	June 30,
	2011	2011

Accrued board fees	$12,500	$-
Accrued interest	-	-
Payroll liabilities	39,247	25,081
Sales tax payable	2,552	40
	$54,299	$25,121

     Board fees to the two independent board of directors are $25,000 annually. The board members have the option to receive cash or convert into common stock at the rate of $0.12 or the rate of the last conversion agreement. Subsequent to September 30, 2011, we paid approximately $33,000 and $8,000 of the payroll liabilities and board fees, respectively.

5. SUBORDINATED NOTES PAYABLE

     Subordinated notes payable outstanding are as follows:\

	September 30, 2011	June 30, 2011

William S. Dickey	$500,000	$550,000
Robert A Morrison	68,000	75,000
Charles Ferris	17,000	18,770
Michael Yinger	25,000	27,500
Greg Dickey	20,000	20,000
Mira Fine	20,000	20,000
	$650,000	$711,270

     Expense on these notes bear interest at 12% and are on a month to month term. The Company recorded $20,898 interest for the quarter ended September 30, 2011.

6. LONG-TERM DEBT

     In February and March 2008 the Company, pursuant to a loan and security agreement, entered into two (2) $200,000 promissory notes. In addition, the Company issued to the lender a warrant for the purchase of one million (1,000,000) shares of common stock at a purchase price of $.12 per share with an expiration date of five (5) years after the commencement date of the first loan. The notes had an interest rate of 15.499% and matured in three (3) years from the commencement date, and were collateralized with the Company’s personal property as defined in the loan and security agreement. Each note also had a final payment fee of $14,000 that was due on the earlier to occur of the maturity date or prepayment.

     On December 30, 2010 the Company entered into a loan payment modification/settlement agreement with the lender in which we paid $65,000 as a one-time payment and will pay a remaining balance of $36,000 as the settlement of the outstanding balance and accrued interest on these notes. The lender also subordinated to our subordinated notes payable. The $36,000 will be paid at $3,000 a month starting February 10, 2011 through January 10, 2012 at zero interest.

7. NOTE PAYABLE

     On December 17, 2010, the Company entered into a one year promissory note with a commercial bank. The note is a revolving line of credit, wherein the Company can receive advances up to $250,000. The note bears interest at 3.85% and is guaranteed pursuant to a Guaranty Fee Agreement between William S. Dickey and the Company, wherein the Company pays Mr. Dickey a monthly fee of $1,250 to provide the guaranty. At September 30, 2011 the Company had $150,000 outstanding on this line of credit. Subsequent to September 30, 2011, we have borrowed an additional $30,000 under the line of credit. We are currently having discussions with the commercial bank to extend the maturity date of the promissory note for another year.

8. INCOME TAXES

     The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, (“Accounting for Income Taxes”) for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion of all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

9. COMMON STOCK

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

     On April 27,2011 our company entered into a teaming agreement and employment agreement with Chester A. Gilliam and his company WizardWorks Security Systems Inc. (the “Subcontractor”). Under the agreement the Subcontractor will provide us with products and services set out in the agreement (the “Program”) over a three (3) year period and the company will compensate the Subcontractor for participation in the Program by providing up to a $360,000 bonus and the company issued on March 1, 2011 500,000 shares of our company’s common stock pursuant to the agreement. We valued the 500,000 shares based on the quoted trade price on March 1, 2011 ($.012) and recorded $6,000 as stock for services expense.

     Pursuant to the 2005 Stock Option Plan, the Board of Directors had granted 2,500,000 options under the plan of which 1,300,000 were outstanding as of March 31, 2011. Effective June 24, 2011, the Board accepted the cancellation of the 1,300,000 stock options from three (3) employees, (with an exercise price of $.1667 per share) which were to expire on March 22, 2012.

10. CONCENTRATIONS AND CONTINGENCIES

     We lease our office premises on a month to month basis from an officer of the company. We incur monthly utilities and trash removal. In addition, pursuant to the teaming agreement, we lease from the subcontractor the use of his shop premises for $400 per month. Sales to one major customer represented 94% of revenue and 74% of accounts receivables for the quarter ended September 30, 2011.

11. SUBSEQUENT EVENTS

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

     Under the agreement our company’s duties include:

•	participating in meetings with Insight and clients for whom we are performing services;
•	keeping Insight informed as to progress and any delays in our services;
•	providing Insight with any operational information, on request, including time sheets, installation scripts, performance logs, survey information, or inventory records related to its performance;
•	make a good faith effort to reach mutually acceptable provisions and adjustments with any statement of work to meet client requirements and expectations;
•

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

     To date our company’s installation teams have successfully completed installations in states from coast to coast servicing multiple sites within each market. The teams have provided the position of “clean-up team” provider to our service offering. Clean-up teams are responsible for resolving technical and installation issues left unfinished by other services providers. We are very comfortable becoming the “expert” and lead provider of choice to the QSR. It is our ability to acquire highly qualified individuals and allowing them to excel within our company’s structure that continues to keep our company’s in the forefront of providing exceptional service.

     Insight estimates substantial locations for the QSR will require Payment Card Industry Data Security Standards compliant installation and services to point of sale terminals over the next two years. To complete the estimated number of installations over the period, HS3 will need to train and deploy sufficient numbers of four-man service teams to install approximately 4 locations per week. We currently have five four-man teams deployed. HS3 technicians complete the two day training and testing at a facility in our Denver monitoring center. Between 10 and 16 qualified candidates participate in each training session with approximately 95% qualifying as “Team members”. Two additional staff will be required to supervise the field teams .

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

     As a security architect, we provide professional architectural, design and engineering to develop system solutions for our customers as desired by our customers. This concept is the foundation of our intellectual capital and core competencies. We use intellectual capital of our employees and the surveillance industry to architect and design solutions that provide customers vision and situational awareness. This acquired knowledge is transformed to innovations that are proprietary to our company. This occurs in part, through:

•	Increased knowledge of new solutions and industry advancements
•	Developing new systems
•	Product and application enhancements
•	Applications of new components
•	Designing new, proprietary software

     We have a sustainable competitive advantage in our ability to merge existing technology with the latest innovations in satellite broadband service, IP hardware, proprietary software, and access control security products. We have the expertise, capacity, staff, and ability to monitor sites located anywhere in the United States and Canada. Our Denver monitoring facility has access to 1.7 terabytes per second of ground-based internet capability for interfacing purposes. We developed the technologies, proved the concepts, and started implementation, and market penetration. We have focused on the rural and farm animal/production market to date. The following are markets where our technology can excel in providing greater access, better performance and lower cost:

•	Producers of Animal Products
•	Homeland Security
•	Hospitality
•	Petroleum Industry
•	Educational Facilities
•	Construction Projects
•	Self-Storage Facilities

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

     Our surveillance program allows:

•	Producers to demonstrate stewardship with archived video.
•

Producers to employ HS3 as a third party independent verifier of video for the establishment and “certification” labeling of food products at the market shelf, i.e. the logo/brand assures consumer that the food they purchased for their family has been raised humanely and handled safely.

•	Producers to monitor animal behavior at remote locations and improve production efficiencies including herd disease awareness.
•	Management to assure employees work within standards required to maintain the highest levels of risk mitigation and animal stewardship.
•	Rebuttal to undercover video by animal activist groups.

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

     Over the prior years, we have determined proof of a market and penetration concept of the technology and also of our business model. Our strategy is to attain market penetration with HS3 as a vendor to associations/producers and/or companies desiring various certification programs. We are attempting to seize this initiative in the livestock arena because there is a significant opportunity to expand our service to meet the needs of additional protein producers in pork, beef, poultry, and dairy industries.

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

CONSTRUCTION PROJECTS:

     We are working with three national construction companies to provide remote video security deploying the company’s OPIE product. When installed, OPIE provides recurring revenue through live video monitoring of remote job sites. Captured video is transmitted to the Denver monitoring center for analytics and event classification. Management is confident that the increasing need for remote security will continue, and open untapped markets for our proprietary cost effective solution. Uniquely positioned our company feels the market for our OPIE technology will continue to grow for years to come.

     We are continuing to work with a national livestock trailer manufacturing company to provide its proprietary video technology in trailers that monitor animal welfare and handling during transportation, loading, and unloading. We are in the second year of deploying this technology and has reached a threshold where it‘s ready for this market. We have the technology and capability to provide the solution to the livestock industry, solving transportation monitoring requirements.

SELF-STORAGE FACILITIES:

Over the last 30 years the self-storage industry has typically employed part-time guard services to randomly check their properties during off hours. We have a solution that offers continuous surveillance utilizing our company’s technology and Denver monitoring center to provide 24/7/365 monitoring, improving both monitoring and reduced costs.

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2011 and 2010

Revenue and cost of goods sold

     We primarily derive revenue from our operations by (i) providing technical installation services to the QSR market and (ii) by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the three month period ended September 30, 2011 and 2010 are outlined in the table below:

	Three months ended
	September 30,
	2011	2010
Contract Revenue:
Equipment license/monitoring fees	$950	$15,078
QSR	564,518	-
Revenue sharing from Teaming Agreement	9,999	-
Domain/business hosting fees	778	912
Other (discounts taken)	(13,253)	-
	562,992	15,990

Other Revenue:
Equipment sales	39,121	668
IT Services	100	11,495
Other	-	(24)
	39,221	12,139

Revenue	602,213	28,129

Cost of goods sold - Equipment	(26,140)	(2,469)
Cost of goods sold – QSR	(306,148)	-
	$269,925	$25,660

     Contract revenues for the quarter ended September 30, 2011 increased as compared to the comparative period in 2010 as we started to focus on the quick serve restaurants (QSR) part of our business starting in December, 2010 and the start effective January 1, 2011 of our revenue sharing from our teaming agreement. During the quarter ended September 30, 2011, we serviced 154 quick service restaurant locations.

Selling, general and administrative expenses

     Our selling, general and administrative expenses for the three month period ended September 30, 2011 and 2010 are outlined in the table below:

	Three months ended
	September 30,
	2011		2010
Wages & employee benefits	$122,188		$27,116
Other contract labor/equipment	5,710		-
Board fees	12,500		-
Stock for services	-		-
Accounting, audit and tax expenses	8,000		11,250
Legal	4,646		925
Stock transfer/shareholder/proxy/filing fees	450		470
Professional fees/filings	3,430		-
Rent	1,200		-
Utilities	6,215		4,277
Computer network services	-		387
Computer server/internet fees	796		456
Advertising/domain registration	1,360		159
Telephone	1,437		5,384
Travel, meals and entertainment	1,402		2,891
Sales & marketing & R&D	-		1,117
Insurance	4,562		7,005
Postage/printing	343		343
Bank service charges	2,143		262
Office/computer supplies	2,701		1,026
Automobile expenses	3.022		996
Dues & subscriptions	-		55
Taxes/licenses & permits	-		4,368
Penalties & interest	373		407
Bad debt expense	-		-
Other misc. expenses/(income)	(940)		(6,140)
	$181,538	$	$ 62,754

     Selling, general and administrative expenses increased during the three month period ended September 30, 2011 as compared to the three month period ended September 30, 2010 due primarily to higher wages and employee benefits as we restarted paying our executive officers due to the company’s better operating performance.

Liquidity and Capital Resources

     Our primary liquidity needs are to fund our working capital requirements and future capital expenditures. Our ability to continue as a going concern is dependent upon obtaining additional working capital to develop our business operations. We intend to use borrowings from our revolving line of credit, equity sales and / or further shareholder loans and advances from related parties to mitigate the affects of our cash current position.

Working Capital			Percentage
	September 30,	June 30,	Increase/
	2011	2011	(Decrease)

Current Assets	$454,530	$427,013	6%
Current Liabilities	979,564	1,010,449	3%
Working Capital (deficit)	$(525,034)	$(583,436)	10%

Cash Flows	Three months ended
	September 30,	September 30,
	2011	2010

Net cash (used in) operating activities	$68,752	$11,087
Net cash (used in) by investing activities	(3,469)	(6,064)
Net cash flow provided by (used in) financing activities	(70,270)	(38,051)
	$(4,987)	$(33,028)

      Our cash on hand at September 30, 2011 was approximately $8,000. We have made a concentrated effort over the past year to continue to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $60,000 per month. In the future we anticipate relying on cash flows from operations and our revolving line of credit facility for the purpose of proceeding with our plan of operations.

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

Basis of presentation and use of estimates

     The accompanying unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2011, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on October 6, 2011 with Securities and Exchange Commission.

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

     The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Loss Per Share

     Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share gives effect to all potential diluted common shares outstanding during the period. In periods of net loss, there are no diluted earnings per share since the result would be anti-dilutive.

Concentration of Credit Risk

     We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to write off or record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will write off receivables when we believe an amount is not collectible. We have approximately $16,000 reserves for bad debt as of September 30, 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

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

Our business plan calls for significant expenses necessary to continue the development of our business and expand our position in the market. There is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

•	support our planned growth;
•	develop or enhance new and existing security products;
•	increase our marketing efforts;
•	acquire complementary businesses, security products or technologies; and/or
•	respond to competitive pressures or unanticipated requirements.

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

The limitation of any one of our manufacturers available manufacturing capacity due to significant disruption in their manufacturing operation could have a material adverse effect on sales revenue and results of operations and financial condition.

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

Our security products and services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands

Our industry is characterized by rapid changes in technology and customer demands. As a result, our security products and services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new security products and services and enhance our current security products and services on a timely and cost-effective basis. Further, our security products and services must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new security products and services or enhanced versions of existing security products and services. Also, we may not be able to adapt new or enhanced security products or services to emerging industry standards, and our new security products or services may not be favorably received.

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

If we issue additional shares of common stock in the future, it will result in the dilution of our existing shareholders

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

There is currently a limited market for our common stock, which trades through the Over-the-Counter Bulletin Board quotation system. Trading of stock through the Over-the-Counter Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock

Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock .

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

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).

10.3	Surveillance Installment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).

10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).

10.5	Distribution Agreement with Autostar Technology Private Limited (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).

10.6	Warrant Purchase Agreement dated November 6, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2007).

10.7	Agreement with the American Humane Association (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008)

10.8	Master Subcontract Agreement effective December 10, 2010 with Insight Direct USA, Inc. (incorporated by reference from our Current Report on Form 8-K filed April 28, 2011).

10.9	Teaming Agreement and Employment Agreement dated February 1, 2011 with Chester Gilliam (incorporated by reference from our Current Report on Form 8-K filed April 28, 2011).

(21)	Subsidiaries of the Registrant

21.1	ip-Colo, Inc.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES, INC.
(Registrant)

Dated: November 14, 2011	/s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)