Form 10-Q
period 2011-12-31
HS3 TECHNOLOGIES INC.
filed 2012-02-10
CIK 1297203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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
[ ] YES [ ] NO

As of February 10, 2012, there were 82,623,836 shares of the registrant’s Common Stock issued and outstanding.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

     The interim unaudited condensed consolidated financial statements of HS3 Technologies, Inc. as of and for the three month and six month period ended December 31, 2011, are included herein beginning on the following page. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended June 30, 2011, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on October 6, 2011 with the Securities and Exchange Commission (File No. 001-32289). Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

HS3 Technologies, Inc.
Condensed consolidated balance sheets

	December, 31,	June, 30,
	2011	2011
	Unaudited	Audited
ASSETS

Current Assets:
Cash and cash equivalents	$32,451	$13,341
Trade accounts receivable, net of bad debt reserves of $35,000 and $25,000, respectively	154,994	351,248
Other receivables	1,838	--
Inventory	64,121	62,424
	253,404	427,013
Fixed assets, net of accumulated depreciation of $149,214 and $139,150, respectively	19,021	25,615
Other assets, net	-	-
	$272,425	$452,628

LIABILITIES AND EQUITY

Current Liabilities:
Trade accounts payable	$24,882	$103,058
Other accrued liabilities	23,293	25,121
Subordinated notes payable	626,000	711,270
Note payable, current portion	150,000	150,000
Long-term debt, current portion	-	21,000
Other liabilities	-	-
Total Liabilities	824,175	1,010,449

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 2,500,000 shares authorized, none issued or outstanding	-	-
Common Stock, $0.001 par value, 200,000,000 authorized, issued and outstanding 82,623,836 at December 31, 2011 and June 30, 2011 , respectively	82,624	82,624
Additional paid-in capital	6,117,246	6,117,246
Accumulated deficit	(6,751,620)	(6,757,691)
	(551,750)	(557,821)
	$272,425	$452,628

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of operations
Unaudited

	Three months ended			Six months ended
	December 31,			December 31,
	2011		2010	2011	2010

Revenue	$315,145		$26,816	$917,358	$54,945
Cost of goods sold	162,857		19,843	495,145	22,312
Gross profit	152,288		6,973	422,213	32,633

Operating Expenses:
Selling, general and administrative	173,950		132,104	355,488	194,858
Depreciation and amortization	5,044		8,767	10,064	18,651
Total operating expenses	178,994		140,871	365,552	213,509

Income (loss) from operations	$(26,706)		$(133,898)	$56,661	$(180,876)

Other income (expense):
Interest expense, net	(24,074)		(4,292)	(50,590)	(9,478)
Forgiveness of debt	-		44,902	-	44,902
Total other income (expense)	(24,074)		40,610	(50,590)	35,424

Net income/(loss)	$(50,780)	$	(93,288)	$6,071	$(145,452)

Net income/(loss) per share-basic and diluted	$(0.001)		$(0.001)	$0.000	$(0.002)

Weighted average number of common shares outstanding	82,623,836		69,277,506	82,623,836	68,697,071

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of stockholders’ equity (deficit)

	Common Stock		Common	Additional		Total
	Shares	Amount	Stock Owed	Paid In	Retained	Stockholders’
			Not Issued	Capital	Earnings	Equity
Balance - June 30, 2009	41,995,802	$41,996	-	$4,385,001	$(6,107,805)	$(1,680,808)
Shares issued for cash	4,500,000	4,500		220,500	-	225,000
Shares issued for conversion of debt	15,500,000	15,500		759,500	-	775,000
Shares issued for cancellation of debt	5,870,834	5,871		176,125		181,996
Shares issued for services	250,000	250		5,000		5,250
Shares owed for services, not issued			600	23,400		24,000
Net Loss	-	-		-	(679,788)	(679,788)
Balance - June 30, 2010	68,116,636	$68,117	600	$5,569,526	$(6,787,593)	$(1,149,350)
Shares issued for conversion of debt	12,207,200	12,207		530,400		542,607
Shares issued for services	2,300,000	2,300	(600)	17,320	-	19,020
Net income	-	-	-	-	29,902	29,902
Balance - June 30, 2011	82,623,836	$82,624	-	$6,117,246	$(6,757,691)	$(557,821)
Shares issued for services	-	-	-	-	-	-
Net income	-	-	-	-	6,071	6,071
Balance - December 31, 2011	82,623,836	$82,624	-	$6,117,246	$(6,751,620)	$(551,750)

See accompanying notes to condensed consolidated financial statements

HS3 Technologies, Inc.
Condensed consolidated statement of cash flows
Unaudited

	Six months ended December 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$6,071	$(145,452)

Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	10,064	18,651
Accretion of interest	-	2,689
Warrants, stock, and options issued for service	-	5,820
Changes in operating assets and liabilities:
Accounts and other receivables	194,417	1,177
Inventory	(1,697)	2,592
Accounts payable and accrued liabilities	(80,005)	49,254
Net cash (used in) operating activities	128,850	(65,269)

Cash flow from investing activities:
Additions to furniture, fixtures & equipment	(3,470)	(6,064)
Net cash (used in) investing activities	(3,470)	(6,064)

Cash flow from financing activities:
Sale of common stock	-	-
Proceeds (repayments) convertible notes payable	-	-
Proceeds (repayments) subordinated notes payable	(85,270)	75,000
Borrowing/repayments revolving credit agreement	-	80,000
Borrowings (repayments) long-term debt	(21,000)	(103,713)
Other accrued liabilities converted to equity	-	-
Net cash flow provided by (used in)financing activities	(106,270)	51,287

Increase (decrease) in cash and cash equivalents	19,110	(20,046)
Cash and cash equivalents, beginning of period	13,341	34,915
Cash and cash equivalents, end of period	$32,451	$14,869

Supplemental cash flow information:
Interest paid	$51,840	6,189
Income taxes paid	$-	$-

Non cash financing activities:
Stock issued for services	$-	$5,820

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

(b) Basis of presentation and use of estimates

     The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2011, together with the discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on October 6, 2011 with Securities and Exchange Commission.

     The Company’s accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of HS3 and its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

(c) Cash and cash equivalents

     The Company considers all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

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

(i) Income Taxes

     The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, (“Accounting for Income Taxes”) for recording the provision for income taxes. ACS 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method , deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion of all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current on the periods in which the temporary differences are expected to reverse.

(j) Equity-Based Compensation

     Common stock, warrants, and options issued for services are accounted for based on the fair market value at the date the services are performed. If the awards are based on a vesting period the fair market value of the awards is determined as vesting is earned. If the services are to be performed over an extended period of time, the value (if material) is amortized over the life of the period that services are performed.

(k) Concentration of Credit Risk

     We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers. We evaluate the collectability of accounts receivable on a combination of factors. The Company’s policies require it to record specific reserves if the Company becomes aware of anything that would cause it to question a specific customer’s inability to meet their financial obligations to the Company. The Company will write off receivables when it believes an amount is not collectible. The Company has $35,000 reserves for bad debts at December 31, 2011.

(l) Revenue Recognition

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

2. GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon us obtaining additional working capital to develop our business operations. We intend to use borrowings from our revolving line of credit facility, equity sales and/or further shareholder loans and advances from related parties to mitigate the effects of our cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3. FIXED ASSETS

Fixed assets consisted of the following:

	December 31,	June 30,
	2011	2011

Computer hardware	$122,448	$118,978
Leasehold improvements	10,500	10,500
Opie/VMS installed	11,295	11,295
Vehicles	23,992	23,992
	168,235	164,765
Accumulated depreciation	(149,214)	(139,150)
	$19,021	$25,615

During the six-months ended December 31, 2011 and 2010, depreciation expense was $10,064 and $14,315, respectively.

4. OTHER ACCRUED LIABILITIES

Other accrued liabilities are as follows:	December 31,	June 30,
	2011	2011

Accrued board fees	$12,500	$-
Payroll liabilities	6,045	25,081
Sales tax payable	4,748	40
	$23,293	$25,121

     Board fees to the two independent directors are $25,000 each annually. The board members have the option to receive cash or convert into common stock at the rate of $0.12 or the rate of the last conversion agreement. The accrued board fees represent the board fees for the quarter ended December 31, 2011.

5. SUBORDINATED NOTES PAYABLE

     At December 31, 2011, the following subordinated notes payable are outstanding. The notes bear interest at 12% and are on a month to month term. The Company recorded $40,278 interest for the six-months ended December 31, 2011, associated with these subordinated notes.

William S. Dickey	$480,000
Robert A. Morrison	66,000
Charles Ferris	16,000
Michael Yinger	24,000
Greg Dickey	20,000
Mira Fine	20,000
$626,000

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

     On December 30, 2010 the Company entered into a loan payment modification/settlement agreement with the lender in which we paid $65,000 as a one-time payment and will pay a remaining balance of $36,000 as the settlement of the outstanding balance and accrued interest on these notes. The discount on the notes was accrued into interest expense through the date of the settlement agreement. For the six months ended December 31, 2010 the Company recorded $2,689 as additional interest expense and amortized $5,833 of other assets. The lender also subordinated to our subordinated notes payable. The $36,000 will be paid at $3,000 a month through January 10, 2012 at zero interest. As of December 31, 2011, one $3,000 payment remained and is included in trade payables and was subsequently paid off on January 8, 2012.

7. NOTE PAYABLE

     On December 17, 2011, the Company entered into a one year promissory note with a commercial bank. The note is a revolving line of credit, wherein the Company can receive advances up to $150,000. The note bears interest at approximately 4.00% and is guaranteed pursuant to a Guaranty Fee Agreement between William S. Dickey and the Company, wherein the Company pays Mr. Dickey a monthly fee of $750 to provide the guaranty. At December 31, 2011 the Company had $150,000 outstanding on this line of credit and no unused capacity available.

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

At June 30, 2011, the Company has approximately a $4,000,000 net operating loss carry-forward which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

9. COMMON STOCK

     During fiscal year ended June 30, 2010 the Company: (a) issued 4,500,000 shares of our common stock for $225,000 which was used to repay $150,000 of convertible and subordinated notes payable; (b) issued 15,000,000 shares of our common stock to convert $775,000 of convertible notes payable; (c) issued 5,870,834 shares of our common stock to two officers for cancellation of $181,996 of accrued salaries, and (d) issued 250,000 shares of our common stock for services rendered to the Company.

     During fiscal year ended June 30, 2011 the Company: (a) issued 12,207,200 shares of our common stock for conversion of $542,607 of various accrued liabilities ($.04445) , (b) issued 600,000 shares of our common stock to an employee ( $.012) , (c) issued 500,000 shares of our common stock pursuant to a teaming and employment agreement with Wizard Works Security Systems Inc and Chester A. Gilliam ( $.012), and (d) issued 1,200,000 shares of our common stock for services rendered to the Company ($.025).

     The Company has cancelled its 2005 Stock Option Plan and has adopted a new 10 year 2012 Stock Option Plan at its annual meeting on January 30, 2012. At June 30, 2011 there are 1,000,000 outstanding warrants at a strike price of $.120 and expiring in February 2013. There are no outstanding stock options.

10. CONCENTRATIONS AND CONTINGENCIES

     The Company leases its office premises on a month to month basis from an officer of the Company. The Company incurs monthly utilities and trash removal. In addition, pursuant to the teaming agreement, the Company leases from Chester Gilliam the use of his shop premises for $400 per month. Sales to one major customer represented approximately 86% of revenue for the six-months ended December 31, 2011 and approximately 44% of accounts receivable outstanding at December 31, 2011.

11. SUBSEQUENT EVENTS

     Management has evaluated subsequent events through the date in which the financial statements were available for issue. There are no subsequent events related to the financial statements.

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

Basis of presentation and use of estimates

     The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect adjustments (consisting only of normal recurring entries), which in our opinion, are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in annual financial statements have been condensed in or omitted from these interim financial statements pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended June 30, 2011, together with the discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K filed on October 6, 2011 with Securities and Exchange Commission.

     Our company’s accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of HS3 and its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

     The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

     On September 6, 2006, we effected one new for four old reverse stock split of our authorized, issued and outstanding stock. As a result, our authorized capital decreased to 50,000,000 shares of common stock with a par value of $.001 each and 2,500,000 shares of preferred stock with a par value of $.001 each.

     On November 4, 2009, at the annual and special meeting of stockholders of our company, our stockholders approved an increase in our authorized capital to 200,000,000 shares of common stock with a par value of $0.001. The increase became effective with the Nevada Secretary of State on November 30, 2009.

     Effective February 1, 2009, we signed a ten year agreement with the American Humane Association (“AHA”). Our company’s relationship with AHA was to create a Video Monitoring System which was anticipated by AHA to become a standard part of their American Humane Certified program (“AHC”), which was a voluntary fee-based program available to producers, processors and haulers of animals raised for food. The AHC program was to provide independent third-party verification that those businesses treat and care for their animals humanely. Pursuant to the AHA agreement, we were to provide the installation, integration and monitoring of production facilities and the transportation of animals to ensure the husbandry and transportation of the animals conform to AHC certification standards. Effective February 28, 2010, AHA terminated the agreement claiming that our company’s showing of a marketing video of animals at a trade show without AHA’s written permission was an incurable breach of the agreement. Our company believed that the termination by AHA was a breach of the agreement and on April 30, 2010, the parties entered into a settlement agreement and mutual release.

     During fiscal year ended June 30, 2011 we: (a) issued 12,207,200 shares of our common stock for conversion of accrued board fees, accrued interest, accrued salaries and accrued rent due to our officers, directors and largest shareholder, and (b) issued 2,300,000 shares of our common stock for services rendered to us or in conjunction with the teaming and employment agreement with Chester Gilliam and Wizard Works.

Current Business

     Our company has expanded its technical installation service with a focus on the Quick Serve Restaurant market (QSR).

     Effective December 10, 2010, we entered into a master subcontract agreement with Insight Direct USA, Inc., an Illinois corporation, and its affiliate Calence, LLC dba Insight Networking, a Delaware limited liability corporation. Pursuant to the agreement, our company will be a master provider of technical and installation services to an internationally renowned QSR chain. Our company’s efforts have been refocused toward the services required by the QSR. Under the terms of the agreement with Insight our company will provide Insight with IT services set forth in any statement of work issued by Insight. Each statement of work is a separate agreement that identifies a specific scope of work to be performed by our company.

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

     To date our company’s installation teams have successfully completed installations in most states from coast to coast servicing multiple sites within each market. The teams have provided the position of “clean-up team” provider to our service offering. Clean-up teams are responsible for resolving technical and installation issues left unfinished by other services providers. We are very comfortable becoming the “expert” and lead provider of choice to the QSR. It is our ability to acquire highly qualified individuals and allowing them to excel within our company’s structure that continues to keep our company’s in the forefront of providing exceptional service.

     Insight estimates over 18,000 locations for the QSR will require PCI compliant installation and services to point of sale terminals over the next two years of which we believe we will get a portion of. To complete the installations over the period, we will deploy sufficient numbers of three to four man service teams to install 80 to 120 locations per week. Our company anticipates deploying 20 teams to handle the requested number of installations per week. Our technicians complete a two-day training and testing at a facility in our Denver monitoring center. Between 10 and 16 qualified candidates participate in each training session with approximately 95% qualifying as “Team members”. Two additional staff will be required to supervise the field teams.

     Our company has recently increased services offered to the expanding self- storage market. Teams trained to service the QSR market have the ability to install systems and provide service to self- storage customers. Installing video cables and cameras, and providing video analytics through our remote video monitoring and data center fill a need lacking with-in the self- storage industry.

     To penetrate this self storage market, on April 27, 2011, our company entered into a teaming agreement and employment agreement with Chester A. Gilliam and his company Wizard Works Security Systems, Inc. (the “Subcontractor”). Under the agreement, the Subcontractor will provide us with customers, products and services as set out in the agreement ( the “Program”) and our company will compensate the Subcontractor for participation in the Program by providing up to $360,000 in bonus opportunity over three years . Upon execution of the teaming and employment agreement, Mr. Gilliam became an employee of our company and was awarded 500,000 shares of our common stock.

     Our company anticipates the addition of the teaming agreement and the QSR opportunities will improve our outlook in the future.

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

     Through the combined use of proprietary technology, including innovations, video analytics, and DVRs our company has developed state-of-the-art wireless, internet linked cellular, and satellite linked surveillance systems. We are in a unique position to be the first company with national surveillance capabilities, to provide an independent third party monitoring verification system to the public that increases their level of confidence in fundamentally important industries. Our surveillance and monitoring provides these assurances with a “certified humane” brand, whether acquired or created and generated in house.

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

     Our covert deployment system is one of the products developed that is technologically advanced. The covert deployment system allows the utilization of cellular technology and provides a physically small footprint for loss prevention operations. These systems utilize SMS messaging for alerting and motion detection or other triggers to activate video that records perpetrators on the enclosed drive, simultaneously sending attached photos to our secured portal. It is estimated there are 13,000 active train locomotives currently in the United States spread over seven companies. Homeland Security is concerned about the risk to the public should a locomotive and its cargo become hijacked or compromised. We have developed and deployed a biometric access control system which limits access to the locomotive. In addition, we implemented GPS and video monitoring transmitted in real-time over a cellular network to a centralized monitoring center. We have completed beta testing on 28 locomotives with good results and feedback and are awaiting customer feedback.

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

CONSTRUCTION PROJECTS:

     We are working with three national construction companies to provide remote video security deploying our company’s OPIE product. When installed, OPIE provides recurring revenue through live video monitoring of remote job sites. Captured video is transmitted to the Denver monitoring center for analytics and event classification. Management is confident that the increasing need for remote security will continue, and open untapped markets for our proprietary cost effective solution. Uniquely positioned, our company feels the market for our OPIE technology will continue to grow.

     We are continuing to work with a national livestock trailer manufacturing company to provide its proprietary video technology in trailers that monitor animal welfare and handling during transportation, loading, and unloading. Our company is in the second year of deploying this technology and has reached a threshold where it is ready for this market. We have the technology and capability to provide the solution to the livestock industry, solving transportation monitoring requirements.

SELF-STORAGE FACILITIES:

     Over the last 30 years the self-storage industry has typically employed part-time guard services to randomly check their properties during off hours. HS3 has a solution that offers continuous surveillance utilizing our company’s technology and Denver monitoring center to provide 24/7/365 monitoring, improving both monitoring and reduced costs.

RESULTS OF OPERATIONS:

Three Months Ended December 31, 2011 and 2010

Revenue and Cost of Goods Sold.

     We primarily derive revenue from our operations by (a) providing technical installation services to the QSR market and (b) by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the three month period ended December 31, 2011 and 2010 are outlined in the table below:

	Three months ended
	December 31,
	2011	2010

Contract Revenue:
QSR	$247,210	$3,680
Equipment license/monitoring fees	-	5,194
Revenue sharing from Teaming Agreement	-	-
Domain/business hosting fees	654	919
Other ( discounts taken )	(9,877)	-
	$237,987	$9,793

Other Revenue:
Equipment sales & IT services	$77,158	$17,023
Other	-	-
	$77,158	$17,023

Total Revenue	$315,145	$26,816

Cost of goods sold	(162,857)	(19,843)
	$152,288	$6,973

Contract revenues for the quarter ended December 31, 2011 increased as compared to the comparable period in 2010 as we started in December 2010 servicing the QSR market. During the quarter ended December 31, 2011, we serviced 113 QSR locations, the majority of which were in October 2011. The November and December 2011 QSR activity dropped off (21 locations) as Insight slowed its flow and activity to us. To mitigate this slow down, we focused on providing our goods and services to other customers and as a result the increase in equipment sales and intellectual technology services occurred.

Selling, General and Administrative Expenses.

     Our selling, general and administrative expenses for the three month period ended December 31, 2011 and 2010 are outlined in the table below:

	Three months ended
	December 31,

	2011	2010

Wages and employee benefits	$87,502	$41,977
Other contract labor/equipment	-	740
Board fees	12,500	25,000
Stock for services	-	5,820
Accounting ,audit and tax expenses	20,610	14,250
Legal	5,448	562
Stock transfer/shareholder/proxy/filing fees	315	995
Professional fees/filings	2,189	1,494
Rent	800	(218)
Utilities	4,586	4,578
Computer network services	296	333
Computer server/internet fees	706	491
Advertising/domain registration	3,210	55
Telephone	1,750	3,515
Travel, meals and entertainment	3,887	1,214
Sales & marketing & R&D	791	1,008
Insurance	14,148	4,602
Postage/printing	602	1,736
Bank service fees	461	1,101
Office/computer supplies	1,942	853
Automobile expenses	1,161	1,546
Dues & Subscriptions	-	129
Taxes/licenses & permits	66	163
Penalties & interest	13,086	-
Bad debt expense	1,865	21,556
Other expenses/(income)	(3,971)	(1,396)
	$173,950	$132,104

     Selling, general and administrative expenses increased quarter over quarter due primarily to the annual payment for our general liability insurance and a full quarter of paying our employees as opposed to the 2010 quarter when our officers were not getting paid.

Six Months Ended December 31, 2011 and 2010

Revenue and Cost of Goods Sold.

     We primarily derive revenue from our operations by (a) providing technical installation services to the QSR market and (b) by charging monthly fees for providing integrated equipment, monitoring, hosting, labor and other technology services as well as equipment sales to our customers. Our revenue and cost of goods sold for the six month period ended December 31, 2011 and 2010 are outlined in the table below:

	Six months ended
	December 31,
	2011	2010

Contract Revenue:
QSR	$811,729	$3,680
Equipment license/monitoring fees	950	20,248
Revenue sharing from Teaming Agreement	9,999	-
Domain/business hosting fees	1,431	1,831
Other ( discounts taken )	(23,129)	-
	$800,980	$25,759

Other Revenue:
Equipment sales & IT services	$116,278	$29,186
Other	100	-
	$116,378	$29,186

Total Revenue	$917,358	$54,945

Cost of goods sold	(495,145)	(22,312)
	$422,213	$32,633

     Our contract revenues for the six month period ended December 31, 2011 increased as compared to the comparative period in 2010 due to four months (July through October 2011) of servicing the QSR market. During the six months ended December 31, 2011, we serviced 267 QSR locations. The increase in equipment sales and IT services period over period was due to increasing our activity to other customers while the Insight QSR activity slowed.

Selling, General and Administrative Expenses.

     Our selling, general and administrative expenses for the six month period ended December 31, 2011 and 2010 are outlined in the table below:

	Six months ended
	December 31,
	2011	2010

Wages & employee benefits	$209,689	$69,093
Other contract labor/equipment	5,710	740
Board fees	25,000	25,000
Stock for services	-	5,820
Accounting, audit and tax expenses	28,610	25,500
Legal	10,094	1,486
Stock transfer/shareholder/proxy fees	764	1,465
Professional fees/filings	5,619	1,494
Rent	2,000	(218)
Utilities	10,801	8,855
Computer network services	296	720
Computer server/internet fees	1,502	947
Advertising/domain registration	4,570	214
Telephone	3,188	8,899
Travel, meals and entertainment	5,289	4,105
Sales & marketing & R&D	791	2,124
Insurance	18,710	11,607
Postage/printing	944	2,078
Bank service fees	2,604	1,363
Office/computer supplies	4,643	1,879
Automobile expenses	4,184	2,542
Dues & subscriptions	-	184
Taxes/licenses & permits	66	4,531
Penalties & interest	13,459	407
Bad debt expense	1,865	21,556
Other expenses/(income)	(4,910)	(7,533)
	$355,488	$194,858

     Selling, general and administrative expenses for the six month period ended December 31, 2011 increased as compared to the comparative period in 2010 primarily due to our company’s restoration of payment to our officers due to the increase in the business operations and results, the execution of the teaming and employment agreement and the hiring of Mr. Gilliam pursuant to the teaming and employment agreement.

Liquidity and Capital Resources

     Our primary liquidity needs are to fund our working capital requirements and future capital expenditures. Our ability to continue as a going concern is dependent upon obtaining additional working capital to develop our business operations. We intend to use borrowings from our revolving line of credit, equity sales and/or further shareholder loans and advances to mitigate the effects of our cash position; however, due to current conditions in the debt and equity markets, no assurance can be given that debt and/or equity financing, if and when required, will be available.

Working Capital

			Percentage
	December 31,	June 30,	Increase/
	2011	2011	(Decrease)

Current Assets	$253,404	$427,013	(40.6%	)
Current Liabilities	824,175	1,010,449	18.4%
Working Capital (deficit)	$(570,771)	$(583,436)	2.2%

Cash Flows	Six months ended
	December 31,	December 31,
	2011	2010

Net cash (used in) operating activities	$128,850	$(65,269)
Net cash (used in) by investing activities	(3,470)	(6,064)
Net cash flow provided by (used in) financing activities	(106,270)	51,287
Increase (decrease) in cash and cash equivalents	$19,110	$(20,046)

     Our cash on hand at December 31, 2011 was approximately $32,000. We have made a concentrated effort over the past year to continue to reduce our selling, general and administrative expenses, which currently have a cash burn rate of approximately $40,000 to $60,000 per month. In the short term we anticipate relying on cash flows from operations and our revolving line of credit facility and managing our expenses for the purpose of proceeding with our plan of operations.

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

Going Concern

     Because of our historical losses, we may require additional working capital and long term capital to develop our business operations. We intend to use borrowings from our revolving line of credit facility, equity sales and/or future shareholder loans and advances from related parties to mitigate the effects of our cash position.

     The continuation of our business is dependent upon us maintaining a break even or profitable level of operations. There are no assurances that we will be able to either (i) maintain a level of revenues adequate to break even and generate sufficient cash flow from operations; or (ii) obtain additional financing to support our working capital requirements. To the extent that funds generated from operations and debt financing are insufficient, we will have to raise additional capital through equity offerings. No assurance can be given that additional debt financing or equity infusion will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to increase our operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

     As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls Over Financial Reporting

     During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and negative cash flows, which is likely to continue unless our security products and services gain sufficient market acceptance to generate a commercially viable level of revenues.

As revenues increase, we will expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflows unless and until our existing security products and services, and or any new security products that we may develop or acquire, gain market acceptance sufficient to generate a commercially viable and sustainable level of revenues.

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

We expect that a substantial portion, if not all, of our future revenue will be derived from the licensing of our security products and services. We expect that these security products and services and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. The successful introduction and broad market acceptance of our security products - as well as the development, introduction and market acceptance of any future enhancements - are, therefore, critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings, or any new product offerings, applications or enhancements. Failure to achieve broad market acceptance of our security products and services, as a result of competition, technological change, or otherwise, would significantly harm our business operations and cash flow.

There is a high risk of business failure due to the fact that we have not commenced commercial operations with positive cash flow.

There is no assurance that we will be able to successfully develop and maintain sales of our security products and services. Thus we have no way of evaluating whether we will be able to operate the business successfully, and there is no assurance that we will be able to achieve sustainable and profitable operations.

Potential investors should be aware of the difficulties normally encountered in developing and commercializing new security products and services and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we are undertaking. These potential problems include, but are not limited to, unanticipated problems relating to development, manufacture and financing of our security products and services and maintaining business development initiatives. If we are unsuccessful in addressing these risks, our business will most likely fail.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our security products and services, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our security services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

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

On December 9, 2011 the Depository Trust Clearing Corporation (DTCC) placed a chill on our company’s stock and removed the ability for HS3 Technologies Inc. to trade electronically on the “Over the Counter Bulletin Board” (OTCBB). Management understands the DTCC decision was based on actions taken by the Security Exchange Commission (SEC) against the Regency Group. The SEC has no concerns or actions against HS3 Technologies Inc. that we are aware of or that have been communicated to us. The SEC’s ruling determined that Regency Group, the original holder of the certain shares in the predecessor entity (ZENO, which eventually became HS3Technologies Inc.) distributed shares in violation of the Securities Act of 1933, as amended, and as a result the validity of such transfers are in question. Given that the SEC ruling that gave rise to the DTCC concerns does not involve any action or finding against our company, management believes the chill by the DTCC was an error and is working to rectify that position.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and services and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares of common stock:

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

Item 4. Mining Safety Disclosures

     Not applicable.

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

10.2	Asset Purchase Agreement dated August 31, 2005, between Zeno Inc. and IP-Colo, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2005).
10.3	Surveillance Installment and Training Agreement dated December 20, 2005 (incorporated by reference from our Current Report on Form 8-K filed December 23, 2005).
10.4	Partnership Agreement with Wright-Hennepin Cooperative Electric Association (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2007).
10.5	Distribution Agreement with Autostar Technology Private Limited (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007).
10.6	Warrant Purchase Agreement dated November 6, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2007).
10.7	Agreement with the American Humane Association (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2008).
10.8	Master Subcontract Agreement effective December 10, 2010 with Insight Direct USA, Inc. (incorporated by reference from our Current Report on Form 8-K filed April 28, 2011).
10.9	Teaming Agreement and Employment Agreement dated February 1, 2011 with Chester Gilliam (incorporated by reference from our Current Report on Form 8-K filed April 28, 2011).
(21)	Subsidiaries of the Registrant
21.1	Ip-Colo, Inc.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1 *	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HS3 TECHNOLOGIES, INC.
(Registrant)

Dated: February 10, 2012	/s/ Mark Lana
Mark Lana
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)